Form 10-Q
period 2008-03-31
SpectrumDNA, Inc.
filed 2008-06-27
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	Pending
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

1700 Park Avenue, Suite 2020
P.O. Box 682798
Park City, Utah	84068
(Address of principal	(Zip Code)
executive offices)

(435) 658-1349
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,626,667 outstanding as of June 15, 2008.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended March 31, 2008

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$1,517,446	$1,833,552
Accounts receivable	7,500	-
Prepaid expenses	21,730	49,154
Employee advances	-	1,790

Total Current Assets	1,546,676	1,884,496

PROPERTY AND EQUIPMENT, NET	14,251	7,527

OTHER ASSETS

Security deposit	5,000	5,000
Patents and trademarks	4,425	4,425
Domain names	1,888	1,888
Product development, net	125,417	147,407

Total Other Assets	136,730	158,720

TOTAL ASSETS	$1,697,657	$2,050,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$64,327	$66,981
Accrued expenses	1,031	1,031

Total Current Liabilities	65,358	68,012

Total Liabilities	65,358	68,012

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,626,667 shares issued and outstanding	48,627	48,627
Additional paid-in capital	4,316,348	4,068,731
Deficit accumulated during the development stage	(2,732,676)	(2,134,627)

Total Stockholders' Equity	1,632,299	1,982,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,697,657	$2,050,743

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Accumulated
			From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2008	2007	2008

REVENUES, net	$7,500	$3,151	$61,452

COST OF SALES, net	21,689	5,052	65,638

GROSS PROFIT (LOSS)	(14,189)	(1,901)	(4,186)

OPERATING EXPENSES

General and administrative	126,962	39,079	619,208
Salaries and wages	407,617	261,402	1,945,117
Product development expenses	65,560	4,707	248,877
Bad debt expense	90	-	5,225
Depreciation	1,491	544	5,641

Total Operating Expenses	601,720	305,732	2,824,068

OPERATING LOSS	(615,909)	(307,633)	(2,828,254)

OTHER INCOME (EXPENSES)

Interest income	17,860	9,307	82,810
Other income	-	12,767	12,768

Total Other Income (Expenses)	17,860	22,074	95,578

NET LOSS BEFORE INCOME TAXES	(598,049)	(285,559)	(2,732,676)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(598,049)	$(285,559)	$(2,732,676)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,626,667	45,332,500

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period May 15, 2006 (inception) through March 31, 2008

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-

Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)

Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)

Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)

Compensation expense associated with stock options and warrants	-	-	-	-	247,617	-
Net loss for the three months ended March 31, 2008	-	-	-	-	-	(598,049)

Balance, March 31, 2008 (unaudited)	-	$-	48,626,667	$48,627	$4,316,348	$(2,732,676)

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Accumulated
			From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(598,049)	$(285,549)	$(2,732,676)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	23,481	695	66,436
Stock options and warrants
granted for services rendered	247,617	116,315	1,151,639
Common stock issued for services rendered	-	-	13,336
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(7,500)	(11,000)	(7,500)
(Increase) decrease in employee advances	1,790	-	-
(Increase) decrease in prepaid expenses	27,424	(4,650)	(21,730)
(Increase) decrease in security deposits	-	-	(5,000)
Increase (decrease) in accounts payable
and accrued expenses	(2,654)	65,524	65,358
Increase (decrease) in related party payable	-	(10,186)	-

Net Cash Used by Operating Activities	(307,891)	(128,851)	(1,470,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(8,215)	(3,015)	(19,892)
Cash paid for product development	-	(32,824)	(186,212)
Cash paid for intangible assets	-	(750)	(6,313)

Net Cash Used by Investing Activities	(8,215)	(36,589)	(212,417)

CASH FLOWS FROM FINIANCING ACTIVITIES

Cash received from issuance of common stock	-	707,510	3,100,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by
Financing Activities	-	707,510	3,200,000

NET DECREASE IN CASH	(316,106)	542,070	1,517,446

CASH AT BEGINNING OF PERIOD	1,833,552	1,026,809	-

CASH AT END OF PERIOD	$1,517,446	$1,568,879	$1,517,446

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

Accumulated
From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2008	2007	2008

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS

Common stock issued for services	$-	$-	$13,337

The accompanying notes are an integral part of these financial statements.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 8,510,180 resulting from outstanding stock options were not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	March 31,	March 31,
	2008	2007
Basic earnings per share:
Loss (numerator)	$(598,049)	$(285,559)
Weighted average number of shares outstanding – basic (denominator)	48,626,667	45,332,500

Per share amount	$(0.01)	$(0.01)

NOTE 3- SHARE BASED COMPENSATION

The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION(Continued)

During 2008 and 2007, the Company recorded $247,617 and $116,315, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in general and administrative expense. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the period ended December 31, 2007 and the weighted-average assumptions used for such grants:

Dividend yields	0.0%
Expected volatility	68.5%
Risk-free interest rate	4.6%
Option terms	3 – 4 years

Common Stock Options
Changes in stock options issued to employees for the periods ended March 31, 2008 and December 31, 2007 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2008	8,510,180	$0.41

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION(Continued)

Exercisable, March 31, 2008	1,545,284	$0.34

The following table summarizes information about employee stock options outstanding at March 31, 2008:

Options Outstanding					Options Exercisable
			Weighted
			Average
Range		Weighted	Remaining		Weighted
Of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price

$0.037	1,620,000	$0.037	8.59	684,225	$0.037
0.500	6,890,180	0.050	9.36	861,059	0.500

	8,510,180			1,545,284	$0.340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements of SpectrumDNA, Inc. and the notes thereto appearing elsewhere in this report. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that are not statements of historical or current fact constitute “forward looking statements”.

Our business and results of operations are affected by a wide variety of factors which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Projections and Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements. Given the early stage of SpectrumDNA, Inc., most of the statements made herein are forward-looking. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

SpectrumDNA, Inc. (www.spectrumdna.com) was incorporated under the laws of the State of Delaware on January 16, 2008 under the name SpectrumDNA Holdings, Inc. to enable its now wholly-owned subsidiary, formerly known as SpectrumDNA, Inc. (now known as SpectrumDNA Studios, Inc.) to implement a holding company organizational structure. Effective as of January 22, 2008, we reorganized into a holding company structure whereby SpectrumDNA, Inc. became a wholly-owned subsidiary of SpectrumDNA Holdings, Inc. pursuant to an Agreement and Plan of Merger dated as of January 18, 2008 whereby SpectrumDNA, Inc. changed its name to SpectrumDNA Studios, Inc. and SpectrumDNA Holdings, Inc. changed its name to SpectrumDNA, Inc.

SpectrumDNA Studios, Inc. (formerly SpectrumDNA, Inc.) is a Delaware corporation. It was originally incorporated in the State of Utah in May 2006, and on September 11, 2006 was reorganized as a Delaware corporation as a result of a merger into a newly formed Delaware corporation incorporated on September 7, 2006 which took the Utah corporation’s name and became the surviving entity of the merger. The “DNA” in the corporate name stands for “digital networked applications.”

Cooshoo, Inc. is a Delaware corporation (formerly a Utah corporation) which is a wholly-owned subsidiary of SpectrumDNA Studios, Inc. and owns and operates the Cooshoo enginet.

References herein to “we”, “us”, “our” or “SpectrumDNA” refer to SpectrumDNA, Inc. and its direct and indirect wholly-owned subsidiaries.

We are a development and holding company for consumer and business applications for the web and mobile wireless. These applications are sometimes referred to in the press and industry as Web 2.0 applications, web engines, networked engines or “enginets”. Enginets are applications delivered via networked media (like the Web and wireless) that are designed to engage a target audience around a particular type of human behavior, like dating, creating, sharing of content (often music, video and written content), social networking, ecommerce and trading, among a variety of others.

Plan of Operation

We are structured around a three-tier value-building strategy, and to-date we have focused primarily on the first two.

The first value-tier is in the production infrastructure we have designed and implemented for scalability, repeatability and parallelization in building enginets. This includes (a) the formalization and institution of a proprietary methodology called “enginetworking,” created by James A. Banister, our Chief Executive Officer; (b) the institution of agile-adaptive techniques for enterprise management, sales and marketing and software development, and training of our staff in agile-adaptive techniques; and (c) the design, implementation and operation of a physical and technical infrastructure for development, coding, hosting and distribution of enginets that scales, and which can handle multiple simultaneous projects at once. Our production infrastructure is designed to adapt and evolve with the marketplace and emerging technologies, but is also effective in quickly and efficiently building digital networked applications. A significant portion of our expenses to date pertain to our building this scalable foundation, which is critical to long-term sustainability of our business.

The second value-tier is building enginets that we wholly own, or partially own. We leverage our production infrastructure to build them quickly, inexpensively, and plentifully. There is intrinsic value to well-built, unique software that offers a valuable function to the marketplace. The value is a combination of the actual software codebase, the underlying intellectual property, and any traffic/usage by audiences gleaned organically, or through low-cost viral marketing. The first enginets we have launched are the Addictionary (http://www.addictionary.org), an enginet built for user-generated content, community and commerce around word-play; and cooshoo.com (http://www.cooshoo.com), a geo-social networking enginet. These two enginets served as prototypes for the processes developed and implemented in the production infrastructure; and to-date the primary business focus for these first enginets has been for process testing (related to the production infrastructure), market testing, community building and partnership development, not revenue.

We currently have several other un-launched enginet properties in-development.

The third value tier is building enterprises. The enginetworking process necessarily includes considering and designing commercial capability into each enginet. By using our proprietary production infrastructure, we can design, build and launch an enginet quickly and economically. During the design and development process, we consider each enginet in light of traffic-building and revenue-generation, and what results is a characteristic commercial profile on how each enginet can vector towards becoming a standalone, self-sufficient, profitable enterprise. In support of this endeavor, each enginet at some point in its life may be incorporated into a wholly-owned subsidiary of SpectrumDNA, Inc. so that partnerships or direct-investments may be made with the subsidiary, and/or the enginet enterprise may be spun out, sold or otherwise made independent. Our technical and business structure provides maximum business flexibility, while still enabling us to package multiple enginets, or cross-promote. Cooshoo.com is the first, which is wholly-owned by SpectrumDNA Studios, Inc.

Our revenue model is manifold, affording us flexibility in the marketplace. It is the nature of enginets that they can evolve and change with market conditions, and experiential data. Like the software industry (such as Oracle, SAP and Microsoft) each enginet can be looked at as a software application—with intrinsic value in intellectual property and codebase—whose potential value can be realized by selling/leasing the software to entities who have need for it (e.g. Microsoft Word has more value in usage by a writer than unsold on a shelf). So, each of our enginets has the opportunity to be sold for its intrinsic value as a tool that another institution has application for, regardless of inherent, usage, traffic or revenue of that enginet built organically; or leased to similar institutions and individuals for their own idiosyncratic application. But we believe it is the nature of enginets that they can stand alone—technically and economically—if the right combination of function, form and marketing is struck.

To date, our focus has been production infrastructure and building enginets with intrinsic value. Revenue has been minimal to this point, by design. Going forward, we intend to iterate and improve our production infrastructure, build more enginets and streamline those we have already built; and we will add a marketing focus that serves the third-tier in our value platform: build enterprises around our enginets that generate revenue to us.

We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our products; the number of partnerships we are able to form with advertisers and marketers to use our enginets; and our ability to garner direct investment into our individual enginet enterprises.

Employees

As of March 31, 2008 we had seven employees. We also engage a number of consultants and outside contractors, primarily in Venezuela and the Philippines.

It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues for the quarterly period ended March 31, 2008 were $7,500, compared to $3,151 for the quarter ended March 31, 2007. This revenue in the current period resulted from sales relating to the cooshoo enginet and various service functions. Cost of sales was $21,689 for the three months ended March 31, 2008, compared to $5,052 for the comparable period of 2007. Cost of sales was constituted of the amortization of product development expenses. We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2008.

Total operating expenses for the first quarter of the 2008 fiscal year were $601,720, compared to $305,732 for the comparable period of 2007, an increase of 97%. The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($407,617 in 2008 compared to $261,402 in 2007), general and administrative expenses ($126,962 in 2008 compared to $39,079 in 2007) and product development expenses ($65,560 in 2008 compared to $4,707 in 2007). The large increase in salaries and wages is constituted largely of stock-based compensation. We recognized $247,617 in expenses pertaining to common stock and stock options granted for services rendered during 2008 compared to $116,315 in 2007. The increases in general and administrative expenses was primarily the result of an increase in professional fees incurred in connection with the filing of our registration statement during the first quarter of 2008 ($58,318 in 2008 compared to $6,507 in 2007).

We recognized a net loss of $598,049 for the quarter ended March 31, 2008 compared to a loss of $285,559 for the quarter ended March 31, 2007, an increase of 209%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $350,432 and $169,234, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended March 31, 2008, compared to $0.01 for the comparable period of 2007.

Liquidity and Capital Resources

In June 2006, we received an initial investment of $100,000 from two investors, and received an additional $100,000 investment from the same investors as a result of their exercising of warrants in November 2006. In June 2007, we successfully completed a $3,000,000 private placement of our common stock.

As of March 31, 2008 we had $1,517,446 in cash and total liabilities of $65,358. While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

Capital Commitments

We currently have no material commitments for capital expenditures. We have incurred approximately $100,000 in accounting and legal costs, however, with respect to our becoming a publicly reporting company. We anticipate paying these costs by means of our current cash reserves, or through the fundraising efforts discussed in the preceding paragraph.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

Dated: June 27, 2008	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 27, 2008	By:	/s/ Kelly A. McCrystal
Kelly A. McCrystal,
Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)