Form 10-Q
period 2008-06-30
SpectrumDNA, Inc.
filed 2008-08-14
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,662,752 outstanding as of August 14, 2008.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended June 30, 2008

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$1,190,466	$1,833,552
Accounts receivable	16,000	-
Prepaid expenses	10,468	49,154
Employee advances	-	1,790

Total Current Assets	1,216,934	1,884,496

PROPERTY AND EQUIPMENT, NET	15,868	7,527

OTHER ASSETS

Security deposit	5,000	5,000
Patents and trademarks	100	4,425
Domain names	4,383	1,888
Product development, net	110,633	147,407

Total Other Assets	120,116	158,720

TOTAL ASSETS	$1,352,918	$2,050,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$48,997	$66,981
Accrued expenses	1,031	1,031

Total Current Liabilities	50,028	68,012

Total Liabilities	50,028	68,012

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, authorized, 48,662,752 and 48,626,667 shares issued and outstanding, respectively	48,663	48,627
Additional paid-in capital	4,642,675	4,068,731
Deficit accumulated during the development stage	(3,388,448)	(2,134,627)

Total Stockholders' Equity	1,302,890	1,982,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,352,918	$2,050,743

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Accumulated From Inception on May 15, 2006 through June 30, 2008

REVENUES, net	$13,826	$27,647	$21,326	$30,798	$75,278

COST OF SALES, net	27,755	16,770	49,444	21,822	93,393

GROSS PROFIT (LOSS)	(13,929)	10,877	(28,118)	8,976	(18,115)

OPERATING EXPENSES

General and administrative	49,819	84,483	176,781	123,562	669,027
Salaries and wages	520,745	279,383	928,362	540,785	2,465,862
Product development expenses	76,147	70,795	141,707	75,502	325,024
Bad debt expense	-	-	90	-	5,225
Depreciation and amortization	3,845	544	5,336	1,088	9,486

Total Operating Expenses	650,556	435,205	1,252,276	740,937	3,474,624

OPERATING LOSS	(664,485)	(424,328)	(1,280,394)	(731,961)	(3,492,739)

OTHER INCOME (EXPENSES)

Interest income	8,713	16,424	26,573	25,731	91,523
Other income	-	-	-	12,767	12,768

Total Other Income (Expenses)	8,713	16,424	26,573	38,498	104,291

NET LOSS BEFORE INCOME TAXES	(655,772)	(407,904)	(1,253,821)	(693,463)	(3,388,448)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(655,772)	$(407,904)	$(1,253,821)	$(693,463)	$(3,388,448)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,647,267	46,587,356	48,638,947	45,622,441

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period May 15, 2006 (inception) through June 30, 2008

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-

Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)

Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)

Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)

Common shares issued for services at $0.55 per share	-	-	36,085	36	19,806	-
Compensation expense associated with stock options and warrants	-	-	-	-	554,138	-
Net loss for the six months ended June 30, 2008	-	-	-	-	-	(1,253,821)

Balance, June 30, 2008 (unaudited)	-	$-	48,662,752	$48,663	$4,642,675	$(3,388,448)

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Accumulated From Inception on May 15, 2006 through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,253,821)	$(693,463)	$(3,388,448)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	49,780	17,615	92,735
Stock options and warrants granted for services rendered	554,138	284,398	1,458,160
Common stock issued for services rendered	19,842	-	33,178
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(16,000)	(24,624)	(16,000)
(Increase) decrease in employee advances	1,790	(2,126)	-
(Increase) decrease in prepaid expenses	38,686	850	(10,468)
(Increase) decrease in security deposits	-	-	(5,000)
Increase (decrease) in accounts payable and accrued expenses	(17,984)	63,168	50,028
Increase (decrease) in related party payable	-	(10,186)	-

Net Cash Used by Operating Activities	(623,569)	(364,368)	(1,785,815)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(11,492)	(3,015)	(23,169)
Cash paid for product development	(4,930)	(61,673)	(191,142)
Cash paid for intangible assets	(3,095)	(750)	(9,408)

Net Cash Used by Investing Activities	(19,517)	(65,438)	(223,719)

CASH FLOWS FROM FINIANCING ACTIVITIES

Cash received from issuance of common stock	-	1,987,500	3,100,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by Financing Activities	-	1,987,500	3,200,000

NET DECREASE IN CASH	(643,086)	1,557,694	1,190,466

CASH AT BEGINNING OF PERIOD	1,833,552	1,026,809	-

CASH AT END OF PERIOD	$1,190,466	$2,584,503	$1,190,466

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Accumulated From Inception on May 15, 2006 through June 30, 2008

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS

Common stock issued for services	$19,842	$-	$33,178

The accompanying notes are an integral part of these financial statements.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 9,430,120 resulting from outstanding stock options were not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	June 30,	June 30,
	2008	2007
Basic earnings per share:
Loss (numerator)	$(1,253,821)	$(693,463)
Weighted average number of shares outstanding – basic (denominator)	48,638,947	45,622,441

Per share amount	$(0.03)	$(0.02)

NOTE 3- SHARE BASED COMPENSATION

The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION(Continued)

During the periods ended June 30, 2008 and 2007, the Company recorded $554,138 and $284,398, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in operating expenses. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the period ended June 30, 2008 and the weighted-average assumptions used for such grants:

Dividend yields	0.0%
Expected volatility	68.5%
Risk-free interest rate	3.25-3.57%
Option terms	10 years

Common Stock Options
Changes in stock options issued to employees for the periods ended June 30, 2008 and December 31, 2007 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	2,850,000	0.55
Exercised	-	-
Cancelled	(1,930,060)	0.50
Outstanding, June 30, 2008	9,430,120	$0.42
Exercisable, June 30, 2008	2,981,925	$0.34

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at June 30, 2008:
Options Outstanding			Options Exercisable

			Weighted
			Average
Range		Weighted	Remaining		Weighted
of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price

$0.37	1,890,000	$0.037	8.34	1,042,500	$0.037
0.55	2,850,000	0.55	9.75	262,708	0.55
0.50	4,690,120	0.50	9.11	1,676,717	0.50

	9,430,120			2,981,925	$0.34

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

Our enginets target Generation V (for Virtual). The term Generation V is used to describe the online culture in which relationships, services and communication are carried primarily and preferably through electronic media. Gartner Group recently identified and measured the “Generation V” or “Generation Virtual” demographic (http://tinyurl.com/556voj). They found that “…unlike previous generations, Generation V is not defined by age, gender, social class or geography. Instead, it is based on achievement, accomplishments and an increasing preference for the use of digital media channels.” Gartner goes on to say that “Marketers will ultimately need a separate marketing strategy to reach this generation.” Within the Generation V community, Gartner defines four levels of engagement - creators, contributors, opportunists, and lurkers - related to the extent to which customers engage with other customers and the level of engagement that businesses and other organizations must have to enable them.

Our enginetworking methodology is based on our Chief Executive Officer James A. Banister’s book “Word of Mouse: The New Age of Networked Media” (Agate, 2004) which we believe predicted what Gartner has now measured. Banister distilled his research into a methodology called “enginetworking,” a process for creating and evolving software applications for the web and mobile wireless that address all four “levels of engagement” Gartner identifies.

We believe the nature of social media is such that software applications that seek to capture user behavior must be evolutionary by-design. Our team is trained in leading-edge agile-adaptive techniques that afford us the opportunity to adapt our engines’ functionality, form and content to actual user-behavior (versus predicted user-behavior), partner requests and advertiser/sponsor imperatives. We build, listen, re-design and repeat.

We maintain a studio of core developers and designers in Park City, Utah, augmented with a network of geo-distributed talent in North America and abroad.

Product Development

Engines of engagement, or enginets, can create whole new ways to capture-and-nurture audiences, and help existing organizations and online networks drive more uniques users, more frequency of usage by each user, and a deeper, longer engagement in each user visit. Our product development strategy is to develop, incubate and produce enginets based on market research and observed emergent audience behavior.

Our currently active enginets are as follows:

The Addictionary (http://www.spectrumdna.com/?page_id=108)

The original strategy for The Addictionary was to build the product into a singular web destination for creating, contributing, contesting and sharing lingo/language. Market feedback indicated there was a larger opportunity in evolving the engine into a “software-as-a-service” (SaaS) to leverage to multiple existing online communities. We undertook and completed that conversion in the first quarter of 2008, effectively turning one product into dozens of products. (see “Sales and Marketing” below).

PlanetTagger (http://www.spectrumdna.com/?page_id=122)

Our cooshoo.com property was originally intended as a direct-to-consumer software application—a singular destination aimed at capturing “missed connections” behavior that was naturally emerging on sites like craigslist.org. It contemplated and provided for a geo-specificity and mobile enablement. Similar to our repositioning of The Addictionary, we evolved the cooshoo.com application into a generalized application, and re-branded it PlanetTagger—a “software-as-a-service” that can be offered to any niche community looking to capture and nurture geo-social and mobile-social behavior. Similar to The Addictionary, the evolution of the standalone cooshoo.com engine into PlanetTagger as a SaaS—a licensable, brand-able geo/mobile-social engine of engagement—effectively turned one product into dozens of products.

Other Products

We maintain a product development pipeline that is continually re-prioritized based on commercial opportunity, market research and market conditions.

Sales and Marketing

Through the first quarter of 2008, we focused efforts on vetting and building our product strategy and creating a production infrastructure that was scaleable and economical. In the second quarter of 2008 we continued product development (see “Product Development” above), and commenced our sales and marketing efforts.

While we continue low-level efforts to market our destination sites — http://addictionary.org and http://cooshoo.com — our primary focus shifted in the second quarter of 2008 to licensing our Addictionary SaaS to organizations with niche communities.

Our first Addictionary transaction of this type was signed in June 2008 with Comedy Central. As a result, we are the provider of the Political Addictionary (http://politicaladdictionary.com) to Comedy Central’s Indecision2008 brand (http://indecision2008.com). We also arranged with The Tennis Channel (http://tennischannel.com) to provide the Tennis Addictionary (http://tennisaddictionary.com).

Our secondary sales focus is on PlanetTagger third party relationships. Our first PlanetTagger transaction is with Calle Soccer (http://callesoccer.com), a soccer gear company focusing on the emerging trend in North America around street soccer. We created Calle Underground (http://calleunderground.com), a geo-social networking engine for street soccer players. We have embarked on the first phase of this relationship which is a focus on using Calle’s street soccer community to vet the efficacy of the PlanetTagger engine—incite usage of the engine within a focused community and evolve it to better match the youth market based on user feedback. Per the enginetworking methodology, this relationship helps improve the engine before embarking on other PlanetTagger sales efforts. Our future intention is to monetize the Calle Underground community via subject-specific and location-targeted advertising.

In general, as we increase our sales and marketing efforts we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from organization adoption, consumer acceptance and use of our products; the number of relationships we are able to form with advertisers and marketers to use our enginets; and our ability to garner direct investment into our individual enginet enterprises.

Employees

As of June 30, 2008, we had seven employees. We also engage a number of consultants and outside contractors, primarily in the US, Venezuela and the Philippines.

It is expected that in the next six months we will seek to employ one or two additional employees to augment the marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues for the quarterly period ended June 30, 2008 were $13,826 resulting from new Addictionary enginet sales and cooshoo enginet sales and service functions; compared to $27,647 for the quarter ended June 30, 2007 resulting from the anomolous test application of the cooshoo enginet performed for SAP Corporation.  Cost of sales was $27,755 for the three months ended June 30, 2008, compared to $16,770 for the comparable period of 2007. Cost of sales was constituted of the amortization of product development expenses. We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2008.

Total operating expenses for the second quarter of the 2008 fiscal year were $650,556, compared to $435,205 for the comparable period of 2007, an increase of 49%. The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($520,745 in 2008 compared to $279,383 in 2007) and product development expenses ($76,147 in 2008 compared to $70,795 in 2007). The large increase in salaries and wages is constituted largely of stock-based compensation. The Company recognized $318,448 in expenses pertaining to common stock and stock options granted for services rendered during 2008 compared to $168,083 in 2007. General and administrative expenses decreased primarily as a result of an decrease in professional fees resulting from the completion of the filing of our registration statement during the second quarter of 2008 ($49,819 in 2008 compared to $84,483 in 2007).

We recognized a net loss of $655,772 for the quarter ended June 30, 2008 compared to a loss of $407,904 for the quarter ended June 30, 2007, an increase of 61%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $337,324 and $239,821, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended June 30, 2008, compared to $0.01 for the comparable period of 2007.

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues for the six month period ended June 30, 2008 were $21,326, compared to $30,798 for the half year ended June 30, 2007. This revenue in the current period resulted from new Addictionary enginet sales and legacy cooshoo enginet sales and service functions. Cost of sales was $49,444 for the six months ended June 30, 2008, compared to $21,822 for the comparable period of 2007. Cost of sales was constituted of the amortization of product development expenses. We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2008.

Total operating expenses for the first half of the 2008 fiscal year were $1,252,276, compared to $740,937 for the comparable period of 2007, an increase of 69%. The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($928,362 in 2008 compared to $540,785 in 2007), general and administrative expenses ($176,781 in 2008 compared to $123,562 in 2007) and product development expenses ($141,707 in 2008 compared to $75,502 in 2007). The large increase in salaries and wages is constituted largely of stock-based compensation. The Company recognized $573,980 in expenses pertaining to common stock and stock options granted for services rendered during 2008 compared to $284,398 in 2007. The increases in general and administrative expenses was primarily the result of an increase in professional fees incurred in connection with the filing of our registration statement during the first quarter of 2008 ($60,923 in 2008 compared to $11,733 in 2007).

We recognized a net loss of $1,253,821 for the half year ended June 30, 2008 compared to a loss of $693,463 for the six months ended June 30, 2007, an increase of 80%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $679,841 and $409,465, respectively. Our basic and diluted net loss per share was $0.03 for the six months ended June 30, 2008, compared to $0.02 for the comparable period of 2007.

Liquidity and Capital Resources

In June 2006, we received an initial investment of $100,000 from two investors, and received an additional $100,000 investment from the same investors as a result of their exercising of warrants in November 2006. In June 2007, we successfully completed a $3,000,000 private placement of our common stock.

As of June 30, 2008, we had $1,190,466 in cash and total liabilities of $50,028. While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2008, we issued shares of our common stock valued at $0.55 per share to Kelly McCrystal (our Chief Operating Officer) and Jeffrey Kuehn (a former employee) in lieu of a salary increase, and shares of our common stock valued at $0.55 per share to four outside contractors in lieu of cash compensation. Total shares issued under these arrangements through June 30, 2008 is 36,085.

On June 30, 2008, we granted options to 14 persons to purchase an aggregate of 2,850,000 shares of common stock with an exercise price of $0.55 per share. These stock options were granted pursuant to the Company’s 2008 Equity Incentive Plan which was adopted by the Board of Directors of the Company on June 30, 2008.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information.

On June 30, 2008, our Board of Directors approved and adopted the 2008 Equity Incentive Plan (the “2008 Plan”). Under the 2008 Plan, we will have the right to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares. The purposes of the 2008 Plan are: (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to employees, directors and consultants, and (iii) to promote the success of the Company’s business. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2008 Plan is 10,000,000, plus an annual increase to be added on the first day of the Company’s fiscal year beginning with the Company’s 2009 fiscal year, equal to the lesser of (a) 5,000,000 shares, or (b) 5% of the outstanding shares on the last day of the immediately preceding Company fiscal year.

Item 6. Exhibits.

10.1	2008 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

Dated:August 14, 2008	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Kelly A. McCrystal
Kelly A. McCrystal,
Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)