Form 10-Q
period 2008-09-30
SpectrumDNA, Inc.
filed 2008-11-14
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,671,754 outstanding as of October 24, 2008.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended September 30, 2008

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$776,702	$1,833,552
Accounts receivable	34,500	-
Prepaid expenses	90,151	49,154
Employee advances	-	1,790

Total Current Assets	901,353	1,884,496

PROPERTY AND EQUIPMENT, NET	14,208	7,527

OTHER ASSETS
Security deposit	5,000	5,000
Patents and trademarks	850	4,425
Domain names	4,983	1,888
Product development, net	89,994	147,407
Total Other Assets	100,827	158,720

TOTAL ASSETS	$1,016,388	$2,050,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$76,994	$66,981
Accrued expenses	1,031	1,031
Total Current Liabilities	78,025	68,012
Total Liabilities	78,025	68,012

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, authorized, 48,671,754 and 48,626,667 shares issued and outstanding, respectively	48,672	48,627
Additional paid-in capital	4,978,370	4,068,731
Deficit accumulated during the development stage	(4,088,679)	(2,134,627)
Total Stockholders' Equity	938,363	1,982,731
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,016,388	$2,050,743

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					Accumulated
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on May 15,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
REVENUES, net	$28,590	$7,583	$49,916	$38,381	$103,868
COST OF SALES, net	24,655	11,538	74,099	33,360	118,048

GROSS PROFIT (LOSS)	3,935	(3,955)	(24,183)	5,021	(14,180)
OPERATING EXPENSES
General and administrative	195,205	69,190	371,986	192,752	864,232
Salaries and wages	465,301	309,128	1,393,663	849,913	2,931,163
Product development expenses	49,120	23,407	190,827	98,909	374,144
Bad debt expense	-	-	90	-	5,225
Depreciation and amortization	1,659	1,028	6,995	2,116	11,145

Total Operating Expenses	711,285	402,753	1,963,561	1,143,690	4,185,909
OPERATING LOSS	(707,350)	(406,708)	(1,987,744)	(1,138,669)	(4,200,089)
OTHER INCOME (EXPENSES)
Interest income	7,119	21,513	33,692	47,244	98,642
Other income	-	-	-	12,767	12,768
Total Other Income (Expenses)	7,119	21,513	33,692	60,011	111,410

NET LOSS BEFORE INCOME TAXES	(700,231)	(385,195)	(1,954,052)	(1,078,658)	(4,088,679)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(700,231)	$(385,195)	$(1,954,052)	$(1,078,658)	$(4,088,679)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,671,754	48,620,761	48,648,635	46,629,238

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity
(A Development Stage Company)
For the period May 15, 2006 (inception) through September 30, 2008

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-
Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)
Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)
Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)
Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)

Common shares issued for services at $0.55 per share	-	-	45,087	45	24,580	-
Compensation expense associated with stock options and warrants	-	-	-	-	885,059	-
Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(1,954,052)

Balance, September 30, 2008 (unaudited)	-	$-	48,671,754	$48,672	$4,978,370	$(4,088,679)

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Accumulated
			From Inception
	For the Nine	For the Nine	on May 15,
	Months Ended	Months Ended	2006 through
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,954,052)	$(1,078,658)	$(4,088,679)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	81,094	35,476	124,049
Stock options and warrants granted for services rendered	885,059	389,498	1,789,081
Common stock issued for services rendered	24,625	5,001	37,961
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(34,500)	(18,911)	(34,500)
(Increase) decrease in employee advances	1,790	850	-

(Increase) decrease in prepaid expenses	(40,997)	(18,054)	(90,151)
(Increase) decrease in security deposits	-	(5,000)	(5,000)
Increase (decrease) in accounts payable and accrued expenses	10,013	101,048	78,025
Increase (decrease) in related party payable	-	(10,186)	-
Net Cash Used in Operating Activities	(1,026,968)	(598,936)	(2,189,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(10,101)	(4,348)	(21,778)

Cash paid for product development	(16,686)	(157,741)	(202,898)
Cash paid for intangible assets	(3,095)	(750)	(9,408)
Net Cash Used in Investing Activities	(29,882)	(162,839)	(234,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from issuance of common stock	-	1,987,500	3,100,000
Cash received on exercise of warrants	-	-	100,000
Net Cash Provided by Financing Activities	-	1,987,500	3,200,000
NET DECREASE IN CASH	(1,056,850)	1,225,725	776,702
CASH AT BEGINNING OF PERIOD	1,833,552	1,026,809	-

CASH AT END OF PERIOD	$776,702	$2,252,534	$776,702

The accompanying notes are an integral part of these financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

Accumulated
From Inception
	For the Nine	For the Nine	on May 15,
	Months Ended	Months Ended	2006 through
	September 30,	September 30,	September 30,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS

Common stock issued for services	$24,625	$5,001	$37,961

The accompanying notes are an integral part of these financial statements.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 10,415,745 resulting from outstanding stock options were not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	September30,	September30,
	2008	2007
Basic and diluted earnings per share:	(unaudited)	(unaudited)
Loss (numerator)	$(1,954,052)	$(1,078,463)
Weighted average number of shares outstanding –a basic (denominator)	48,648,635	46,629,238

Per share amount	$(0.04)	$(0.02)

NOTE 3- SHARE BASED COMPENSATION

The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION(Continued)
During the periods ended September 30, 2008 and 2007, the Company recorded $885,059 and $389,498, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in operating expenses. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods ended December 31, 2007 and September 30, 2008 and the weighted-average assumptions used for such grants:

	September 30,	December 31,
	2008	2007
	(unaudited)
Dividend yields	0.0%	0.0%
Expected volatility	68.5%	68.5%
Risk-free interest rate	3.25-3.57%	4.6%
Option terms	10 years	3-4 years

Common Stock Options
Changes in stock options issued to employees for the periods ended September 30, 2008 and December 31, 2007 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	4,740,000	0.55
Exercised	-	-
Cancelled	(2,834,435)	0.50
Outstanding, September 30, 2008	10,415,745	$0.41
Exercisable, September 30, 2008	3,550,122	$0.41

SPECTRUMDNA, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 3- SHARE BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at September 30, 2008:

Options Outstanding			Options Exercisable

			Weighted
			Average
Range		Weighted	Remaining		Weighted
of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price

$0.037	2,310,020	$0.037	8.09	1,540,000	$0.037
0.55	3,720,000	0.55	9.50	1,140,358	0.55
0.56	1,020,000	0.56	9.92	28,333	0.56
0.50	3,365,725	0.50	9.11	841,431	0.50
	10,415,745			3,550,122	$0.31

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

While we continue low-level efforts to market our destination sites — http://addictionary.org and http://cooshoo.com — our primary focus shifted in the second quarter of 2008 to licensing our Addictionary SaaS to organizations with niche communities. This focus remained consistent through the third quarter of 2008.

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

Employees

As of September 30, 2008, we had seven employees. We also engage a number of consultants and outside contractors, primarily in the US, Venezuela and the Philippines.

It is expected that in the next six months we will seek to employ one or two additional employees to augment the marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues for the quarterly period ended September 30, 2008 were $28,590 resulting from new Comedy Partners Addictionary enginet sales and cooshoo enginet sales and service functions; compared to $7,583 for the quarter ended September 30, 2007 resulting from the anomolous test application of the cooshoo enginet performed for SAP Corporation.  Cost of sales was $24,655 for the three months ended September 30, 2008, compared to $11,538 for the comparable period of 2007. Cost of sales was constituted of the amortization of product development expenses. We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2008.

Total operating expenses for the third quarter of the 2008 fiscal year were $711,285, compared to $402,753 for the comparable period of 2007, an increase of 77%. The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($465,301 in 2008 compared to $309,128 in 2007) and product development expenses ($49,120 in 2008 compared to $23,407 in 2007). The large increase in salaries and wages is constituted largely of stock-based compensation. The Company recognized $330,921 in expenses pertaining to common stock and stock options granted for services rendered during 2008 compared to $105,100 in 2007. General and administrative expenses decreased primarily as a result of an decrease in professional fees resulting from the completion of the filing of our registration statement during the second quarter of 2008 ($71,812 in 2008 compared to $15,414 in 2007).

We recognized a net loss of $700,231 for the quarter ended September 30, 2008 compared to a loss of $385,195 for the quarter ended September 30, 2007, an increase of 82%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $369,310 and $280,095, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended September 30, 2008, compared to $0.01 for the comparable period of 2007.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues for the nine month period ended September 30, 2008 were $49,916, compared to $38,381 for the nine months ended September 30, 2007. This revenue in the current period resulted from new Comedy Partners Addictionary enginet sales and legacy cooshoo enginet sales and service functions. Cost of sales was $74,099 for the nine months ended September 30, 2008, compared to $33,360 for the comparable period of 2007. Cost of sales was constituted of the amortization of product development expenses. We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2008.

Total operating expenses for the nine months of the 2008 fiscal year were $1,963,561, compared to $1,143,690 for the comparable period of 2007, an increase of 72%. The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($1,393,663 in 2008 compared to $849,913 in 2007), general and administrative expenses ($371,986 in 2008 compared to $192,752 in 2007) and product development expenses ($190,827 in 2008 compared to $98,909 in 2007). The large increase in salaries and wages is constituted largely of stock-based compensation. The Company recognized $885,059 in expenses pertaining to common stock and stock options granted for services rendered during 2008 compared to $389,498 in 2007. The increases in general and administrative expenses was primarily the result of an increase in professional fees incurred in connection with the filing of our registration statement during the first quarter of 2008 ($153,924 in 2008 compared to $27,737 in 2007).

We recognized a net loss of $1,954,052 for the nine months ended September 30, 2008 compared to a loss of $1,078,658 for the nine months ended September 30, 2007, an increase of 81%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $1,068,993 and $689,160, respectively. Our basic and diluted net loss per share was $0.04 for the nine months ended September 30, 2008, compared to $0.02 for the comparable period of 2007.

Liquidity and Capital Resources

In June 2006, we received an initial investment of $100,000 from two investors, and received an additional $100,000 investment from the same investors as a result of their exercising of warrants in November 2006. In June 2007, we successfully completed a $3,000,000 private placement of our common stock.

As of September 30, 2008, we had $776,702 in cash and total liabilities of $78,025. While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2008, we issued shares of our common stock valued at $0.55 per share to Kelly McCrystal (our Chief Operating Officer) and Jeffrey Kuehn (a former employee) in lieu of a salary increase, and shares of our common stock valued at $0.55 per share to four outside contractors in lieu of cash compensation. Total shares issued under these arrangements through September 30, 2008 is 36,085.

On July 1, 2008, we granted options to 11 persons to purchase an aggregate of 880,000 shares of common stock with an exercise price of $0.55 per share. On August 1, 2008, we granted options to 1 person to purchase 750,000 shares of common stock with an exercise price of $0.55 per share. On September 1, 2008, we granted options to 2 persons to purchase an aggregate 1,020,000 shares of common stock with an exercise price of $.056 per share. These stock options were granted pursuant to the Company’s 2008 Equity Incentive Plan which was adopted by the Board of Directors of the Company on June 30, 2008.

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

SPECTRUMDNA, INC.
(Registrant)

Dated: November 14, 2008	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	By:	/s/ Kelly A. McCrystal
Kelly A. McCrystal,
Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)