Form 10-K
period 2008-12-31
SpectrumDNA, Inc.
filed 2009-03-31
CIK 1424988

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 333-148833

Spectrum DNA, Inc.
(Exact Name of registrant as specified in its charter)

Delaware	20-4880377
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

1700 Park Avenue, Suite 2020 P.O. Box 682798
Park City, Utah	84068
(Address of principal executive offices)	(Zip code)

(435) 658-1349
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $0 insofar that trading in our Common Stock did not commence until August 2008.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 16 2009 was 48,747,237.

Documents Incorporated by Reference:  None

 NOTICE ABOUT FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.  Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  Business.

(a)  Organizational History

SpectrumDNA, Inc. was incorporated under the laws of the State of Delaware on January 16, 2008 under the name SpectrumDNA Holdings, Inc. to enable its now wholly-owned subsidiary, formerly known as SpectrumDNA, Inc. (now known as SpectrumDNA Studios, Inc.) to implement a holding company organizational structure.  Effective as of January 22, 2008, we reorganized into a holding company structure whereby SpectrumDNA, Inc. became a wholly-owned subsidiary of SpectrumDNA Holdings, Inc. pursuant to an Agreement and Plan of Merger dated as of January 18, 2008 whereby SpectrumDNA, Inc. changed its name to SpectrumDNA Studios, Inc. and SpectrumDNA Holdings, Inc. changed its name to SpectrumDNA, Inc.

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

Cooshoo, Inc. is a Delaware corporation (formerly a Utah corporation) which is a wholly-owned subsidiary of SpectrumDNA Studios, Inc. and owns and operates the Cooshoo engine which was rebranded and renamed PlanetTagger in mid-2008.

References in this document to "us," "we," “Spectrum,” “SpectrumDNA,” “SPXA” or "the Company" refer to SpectrumDNA, Inc., and its direct and indirect wholly-owned subsidiaries.

Our corporate address is 1700 Park Avenue, Suite 2020, P.O. Box 682798, Park City, Utah 84068.  Our telephone number is (435) 658-1349.  The Company’s website is http://www.spectrumdna.com.

Organization

Our Company is presently comprised of SpectrumDNA, Inc., a Delaware corporation, with two wholly-owned subsidiaries, Cooshoo, Inc. and SpectrumDNA Studios, also Delaware corporations (collectively, the Company or Spectrum).  We use the trade names “SpectrumDNA, Inc.” or “SpectrumDNA Studios, Inc.” in our commercial operations.

(b)  Business Overview

General

SpectrumDNA, Inc. is a social media studio that creates Digital Network Applications and engines of engagement (or "Enginets") for media outlets and advertisers looking to cost-effectively capture specific audience behaviors and develop advertiser-safe user-generated and user-marketed content.  Enginets are branded web and wireless-based network experiences - Web 2.0 (and beyond) applications — that empower users to take active roles in their community.

Our product development methodology is based on our Chief Executive Officer James A. Banister’s book “Word of Mouse: The New Age of Networked Media” (Agate, 2004) which we believe predicted what The Gartner Group has now measured in its study measuring demographics of the online culture.  Banister distilled his research into a methodology called “enginetworking,” a process for creating and evolving software applications for the web and mobile wireless that address all levels of engagement.

We believe the nature of social media is such that software applications that seek to capture user behavior must be evolutionary by-design.  Our team is trained in leading-edge agile-adaptive techniques that enable us to quickly adapt our engines’ functionality, form and content to actual user-behavior, partner requests and advertiser/sponsor imperatives.

We are structured around a three-tier value-building strategy.  The first value-tier is in the production infrastructure we have designed and implemented for scalability, repeatability and parallelization in building enginets. This includes the formalization and institution of our proprietary methodology, “enginetworking”; the institution of agile-adaptive techniques for enterprise management (See “Business Overview – Business Plan” below), sales and marketing, software development, and training of our staff in agile-adaptive techniques; and the design, implementation and operation of a physical and technical infrastructure for development, coding, hosting and distribution of enginets, which can handle multiple simultaneous projects at once.  Our production infrastructure enables us to now quickly and efficiently build digital networked applications that scale to meet our customers’ and users’ needs.  A significant portion of our expenses to-date pertain to our building this scalable foundation, which is critical to long-term sustainability of our business.

The second value-tier is building enginets that we wholly or partially own.  We leverage our production infrastructure to build them quickly, inexpensively, and in parallel.  There is intrinsic value to well-built, unique software that offers a valuable function to the marketplace.

The third value tier is building enterprises.  The enginetworking process necessarily includes considering and designing commercial capability into each enginet.  By using our proprietary production infrastructure, we can design, build and launch an enginet quickly and economically.  During the design and development process, we consider each enginet in light of traffic-building and revenue-generation, and what results is a characteristic commercial profile on how each enginet can vector towards becoming a standalone, self-sufficient, profitable enterprise.  In support of this endeavor, each enginet at some point in its life may be incorporated into a wholly-owned subsidiary of SpectrumDNA, Inc. so that partnerships or direct-investments may be made with the subsidiary, and/or the enginet enterprise may be spun out, sold or otherwise made independent.  Our technical and business structure provides maximum business flexibility, while still enabling us to package multiple enginets or cross-promote.

Business Plan

We are a social media studio that creates Digital Network Applications and engines of engagement (or "Enginets") for media outlets and advertisers looking to cost-effectively capture specific audience behaviors and develop advertiser-safe user-generated and user-marketed content.  Enginets are branded web and wireless-based network experiences - Web 2.0 (and beyond) applications — that empower users to take active roles in their community.  We have created and applied a method for conceiving, developing, launching, promoting and monetizing enginets, called enginetworking.  We have also implemented agile-adaptive management and programming techniques that allow us to quickly change our enginets to adapt to partner/customer demands or market forces.   “Agile” means to swiftly sense and respond to changes in a commercial environment, while “Adaptive” affords a methodology that allows the emergence and adoption of new and creative ways of doing things.  Agile-Adaptive is a well-known software development management approach that focuses on the organizational, leadership and individual management skills needed to make and deliver business value “as soon as possible.”

Our strategy entails applying our enginetworking philosophy and agile-adaptive management techniques to continuously build and maintain a portfolio of products through three means – (i) internal conception and development of properties; (ii) acquisition of functioning properties and/or intellectual property from third-parties which would then be refined, operated and managed with the benefit of the Company’s expertise and business processes; and (iii) co-development partnerships or joint ventures with third parties which may include major brand-holders who wish to build or sponsor an enginet for a specific purpose or target constituency.

To date, we have two active enginets that have been developed internally – The Addictionary and PlanetTagger (See “Business Overview – Current Products” below).  The Addictionary is a fully-launched product, and PlanetTagger is in the final stages of a redesign and will be re-launched in Q2 2009.  (See “Business Overview – Enginet Development Process” below).  These products were originally intended to be stand-alone web destinations directly targeting the end consumer.  However, market feedback gave rise to a shift in product positioning.  Brands, media partners, and other online communities saw our applications as a means to increase the engagement of their existing users and further elevate their own brands.  As such, in the first quarter of 2008, we evolved The Addictionary into a “Software-as-a-Service” or “SaaS” platform enabling us to license the product to a multitude of partners and their existing online communities.  Similarly, in mid-2008, we re-branded cooshoo.com as PlanetTagger and began rebuilding and repositioning the product as another SaaS product that can be licensed to partners who wish to engage their existing users with a location-based social media application.

Principal Products or Services and their Markets

We operate within the internet or Web industry.  Despite the turbulent boom-bust cycle of the late 1990s through about 2001, the Web continues to engage the imagination of businesses, consumers and information junkies across the globe, and there are few aspects of modern life untouched by it.

More recently, the Web has begun to evolve to include not only information, but also compelling entertainment and valuable services.  Many observers and analysts believe that this evolution has turned the tide for the business potential of Web businesses beyond just online retailing of products.  This phenomenon has been called “Web 2.0,” in which the mass of users are no longer just “consumers,” but also producers, marketers, distributors and vendors.  The Web is no longer merely a collection of documents or “content” but is a platform for digital networked applications that enable compelling entertainment, perform valuable services or offer programming.  Further, these digital networked applications are monetizable via licensing, online advertising, subscription, ecommerce, micro-transactions or “pay per action.”  We believe this new paradigm of Web 2.0 (and beyond) represents a significant business opportunity.

Current Products

Engines of engagement, or enginets, can create new ways to capture-and-nurture audiences and help existing organizations and online networks drive more unique users, more frequency of usage by each user, and a deeper, longer engagement in each user visit.  Our product development strategy is to develop, incubate and produce enginets based on observed emergent audience behavior.

Currently, our active enginets are as follows:

The Addictionary (http://www.spectrumdna.com/?page_id=108)

The original strategy for The Addictionary was to build the product into a singular web destination for creating, contributing, contesting and sharing lingo/language.  Market feedback indicated there was a larger opportunity in evolving the engine into a “software-as-a-service” (SaaS) to leverage to multiple existing online communities. We undertook and completed that conversion in the first quarter of 2008, effectively turning one product into dozens of products by licensing the Addictionary to companies desiring social media applications to increase their brands’ awareness and increase engagement of their existing user base. (See “Business Overview – Sales and Marketing” below).

PlanetTagger (http://www.spectrumdna.com/?page_id=122)

Similarly, our cooshoo.com property was originally intended as a direct-to-consumer software application—a singular destination aimed at capturing “missed connections” behavior that was naturally emerging on sites like craigslist.org.  Similar to our repositioning of The Addictionary, we evolved the cooshoo.com application into a generalized application and re-branded it PlanetTagger—another example of the “software-as-a-service” that can be offered to any niche community looking to capture and nurture location-based behavior.  Like The Addictionary, the evolution of the standalone cooshoo.com engine into PlanetTagger as a Software-as-a-Service effectively turned one product into dozens of products.

New Products

We maintain a product development pipeline that is continually re-prioritized based on commercial opportunity, market feedback and market conditions.  Our development pipeline is based on our proprietary enginetworking process.

Sales & Marketing

Currently, mainstream advertising is based primarily on the “impression” model, such as thirty-second television commercials, print ads and radio spots; but the emergence of social media enables a new methodology for engaging audiences.  Advertisers spend billions of dollars every year to create a “spark” with a target constituency.  Typically these expenditures take the form of limited-run ad campaigns (e.g. 13-week television ad run), or fixed-length events (e.g. the Superbowl).  However, when these events end, the exposure to and engagement with the sponsor’s audience concludes.

With very little change in existing, and long-standing, advertising industry methodologies, advertisers can augment their limited-run campaigns that they are already doing with an engine of engagement—an enginet.  This way, the dollars they are already investing in reaching their desired audience can be used to prime an engine that has the potential to create a long-term return on investment by offering the audience a more engaging experience with potential to grow into a self-perpetuating messaging engine.

Through the first quarter of 2008, we focused efforts on vetting and building our product strategy and creating a production infrastructure that was scalable and economical.  In the second quarter of 2008 we continued product development and commenced our sales and marketing efforts, focusing on licensing our products to companies already engaged in spark marketing.

While we continue low-level efforts to market the destination site, http://addictionary.org, our primary focus shifted in the second quarter of 2008 to licensing the Addictionary SaaS to organizations with niche communities.  This focus remained consistent through the fourth quarter of 2008.

Our first Addictionary transaction of this type was signed in June 2008 with Comedy Central.  As a result, we are the provider of the Political Addictionary (http://politicaladdictionary.com) to Comedy Central’s Indecision2008 brand (http://indecision2008.com).  Our partnership with Comedy Central on the Political Addictionary (http://politicaladdictionary.com) set two significant milestones for our business:

•
Licensing to Comedy Central validated our marketing strategy of providing social media software applications to media and brand partners bolstering their brand and the engagement of their existing audience.  Due to the significant increases Comedy Central experienced in its core audience metrics, they have effectively monetized our software via advertising.

•
The Political Addictionary turned into a “brand asset”—a recognized brand within the world of political and social commentary across the internet.  It has become the de facto online destination where politicos and political bloggers communicate with each other around the lingo of politics.

In the fourth quarter, we continued this momentum by partnering with three additional media companies.  In October 2008, NBC Universal licensed and launched The Office Addictionary for their hit television show “The Office” (http://officeaddictionary.com).  The following month, Universal Press Syndicate’s digital group, UClick, licensed the Addictionary for syndication to regional newspapers and websites.  And finally, in December of 2008, E! Entertainment licensed and launched The Celebrity Addictionary (http://celebrityaddictionary.com), which has rapidly grown into the most popular Addictionary implementation.

Our secondary sales focus is on PlanetTagger third party relationships.  Our first PlanetTagger transaction is with Calle Soccer (http://callesoccer.com), a soccer gear company focusing on the emerging trend in North America around street soccer.  We created Calle Underground (http://calleunderground.com), a location-based social networking application for street soccer players.  We embarked on the first phase of this relationship, which focused on using Calle’s street soccer community to vet the effectiveness of the PlanetTagger engine—incite usage of the engine within a focused community and evolve it to better match the youth market based on user feedback.  Per the enginetworking methodology, this relationship helped to improve the engine before embarking on other PlanetTagger sales efforts.  Our intention is to monetize the Calle Underground community via subject-specific and location-targeted advertising.  Going forward, our sales efforts for PlanetTagger will be similar to that of the Addictionary – license the PlanetTagger SaaS application to companies or organizations that desire a location-based social and digital networking application to further engage their existing user base.

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

Recent Events

In January 2009, MarketingProfs.com, a Los Angeles-based media property licensed The Marketing Addictionary.  Launch of the enginet occurred in March 2009.  Further, in March 2009, the Company licensed The Horror Addictionary to Comcast’s FearNet Channel, marking the second Comcast Networks property to launch a branded version of The Addictionary enginet.  Launch of the Horror Addictionary is scheduled for April 2009.

Enginet Development Process

Our process for taking a new enginet from idea to launch involves three stages. The first stage in the process is concept development (if an internally conceived project) or creative development (if done in partnership with a third party), which typically involves the identification of some “archetypal behavior” and an idea for a digital networked application that would enable or exploit that behavior.  Archetypal behavior is a behavior, practice or desire familiar or identifiable in virtually any human population (provided certain contextual conditions exist) regardless of ethnic background, religion, culture or race. Examples of archetypal behaviors include self-expression, dating, trading, networking, socializing and commerce.

The second stage is the enginetworking blueprinting stage.  There are five steps to enginetworking: (1) context; (2) programming; (3) activation; (4) motivation; and (5) differentiation.

Context involves a broad investigation into the market context, opportunities and challenges for the particular enginet concept.  The investigation typically will include (a) a qualitative market-centric approach, how it could fit into the existing marketplace ; (b) a qualitative enginet-centric approach (what the enginet could do and be that does not exist yet in the marketplace); and (c) a quantitative market-centric approach which collects and analyzes relevant and available empirical and numerical evidence.  This stage also encompasses top-level branding and competition analysis, including issues such as brand names, available domain names, fully or partially competitive sites, potential future competition, top-level assessment of enginet complexity, estimates of costs and time-to-market.

Programming is an analysis of the content (media elements), community (functions that connect audience to us, to each other, or us to them), commerce (mechanisms for exchange of value between users, or between us and users) and code (underlying software to enable the user experience) elements that will comprise the enginet.

Activation is an analysis of how the enginet can engender behavior in the target audience that extends beyond “consumerism.”  We want the users to take on the role of creator/producer/director, distributor, marketer and vendor/exhibitor, for themselves, and thus ultimately for us.

Motivation is an analysis of how to get users to activate into the roles described above.  There are a finite number of dynamics employable and we force ourselves through the consideration of each.

Differentiation is an analysis of how to distinguish the enginet from direct competitors, sites with adjacencies that may have the ability to evolve to compete with our enginet, and from the mass of programming across the internet demanding the attention of the internet audience.

Finally, the third stage involves three milestones:  1) develop a beta version, 2) launch a private beta to invited users for purposes of testing and improving (or iterating) the product, and 3) launch a beta version publicly on the web.   Upon launch, we continue to iterate the product in two-week cycles to evolve and adapt it to demonstrable user-behavior and market conditions

To date, we have concentrated on internally conceived and developed properties and currently have a portfolio of those at various stages of development from concept through publicly-launched beta versions.  In addition, our business plan does contemplate the creation of enginets in conjunction with third parties.

For those opportunities that are carried through development and launch, we intend to initially operate those properties internally, and may, in certain cases, spin out certain enginets to become wholly or partially owned subsidiary companies which may then contract with the Company, or other service providers, for ongoing management services.  Each enginet is put through the enginetworking process to vet revenue-generation techniques in the light of the enginet’s nature.  Thus, the monetization mechanisms by which an enginet generates revenue and cash flow will vary based on its functional characteristics, demographics of its user population, and other factors.

Customers and Competition

The internet industry is highly competitive, rapidly evolving and subject to constant technological change. As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, as well as the marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, News Corporation and Facebook, as well as start-ups such as Digg, and others about which we may not yet know. In addition, other existing and new development and holding companies exist and are emerging, such as Internet Capital Group or Demand Media, Inc., with portfolio strategies similar to ours.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our properties may develop products or services that are superior to, or have greater market acceptance than, the enginets we develop.

Competitors against our properties may have greater brand recognition and greater financial, marketing and other resources than we do. This may place our properties at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Many competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases.  These advantages afford competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage prospective partners to do business with competitive properties, (c) negotiate more favorable contracts with affiliates, partners and service providers and (d) negotiate more favorable contracts with other suppliers.  We believe that additional competitors may be attracted to the market, including media companies, marketing and advertising firms, internet companies, startups and others. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to advertisers and consumers.

Our ability to compete effectively in the internet industry will depend upon our ability to (i) provide high quality properties and services with usage and advertising prices competitive with, or lower than, those charged by our competitors; (ii) develop new and innovative products and services; and (iii) exhibit a high degree of agility and adaptability in our properties, our operations and our business strategies.  There can be no assurance that competition from existing or new competitors or changes in internet user trends, habits or expectations affected by such competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

Employees

As of the date hereof, the Company has seven (7) full-time employees located in Park City, UT, San Francisco, CA, and Helena, MT.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the marketing, business development and sales efforts.

Proprietary Information and Technology

Our operations do not currently depend upon any patents, copyrights, or trade secrets (collectively, “intellectual property”).  However, over time we do anticipate that certain of our individual properties and subsidiaries, and the Company itself, may come to depend upon certain intellectual property developed or acquired by us in the pursuit of development of such properties.  In such cases, we anticipate relying on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect any proprietary technologies and brands.  We plan to enter into confidentiality and invention assignment agreements with employees and consultants and confidentiality agreements with third parties where necessary.

We also plan to rigorously control access to any proprietary technologies, and as the Company matures, we also plan to assess at regular intervals our intellectual property status, including identifying and articulating particular pieces of intellectual property, and for intellectual property believed to be of significant novelty and value, engaging patent counsel to assist in the assessment of whether such intellectual property should be protected by patents, trade secret doctrine, copyrights, or other mechanisms. Our management has had significant experience in the development and administration of such processes, and includes individuals who have been awarded multiple patents in connection with prior ventures.

We have been granted an exclusive worldwide license to use the name “Spectrum” by James A. Banister, one of the Company’s founders and its Chairman of the Board, who is the owner of the U.S. Federal Trademark Registration for the mark “Spectrum”.  Pursuant to the Trademark License Agreement, Mr. Banister reserved any and all rights to authorize or license use of such mark or names containing Spectrum or Spectrum Mediaworks (a company in which Mr. Banister owns an interest) for use in connection with its business, which Mr. Banister has indicated is not competitive with the business of the Company.

Government Regulation

The availability and wide use of the internet and Web are relatively recent developments. Although the development, deployment and operation of enginets using the internet and Web are currently permitted by United States law and largely unregulated within the United States, some foreign governments have adopted laws and/or regulations restricting certain kinds of applications and content. Overall, industry experts generally characterize the current regulatory environment for most internet companies as favorable.  However, more aggressive domestic or international regulation of the internet in general may materially and adversely affect our business, financial condition, operating results and future prospects.

In the United States, Congress has begun to adopt legislation that regulates certain aspects of the internet, including online content, user privacy, taxation, liability for third party activities and jurisdiction. Such legislation includes the following:

•
Communications Decency Act. The Communications Decency Act, or CDA, regulates content of material on the internet, and provides immunity to internet service providers and providers of interactive computer services. The CDA and the case law interpreting it provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on websites unless they participate in the conduct.

•
Digital Millennium Copyright Act. The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the internet. The DMCA provides domain name registrars and website hosting providers a safe harbor from liability for third-party copyright infringement. However, to qualify for the safe harbor, registrars and website hosting providers must satisfy a number of requirements, including adoption of a user policy that provides for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, a registrar or a website hosting provider must remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works by domain names or content on hosted web pages. A registrar or website hosting provider that fails to comply with these safe harbor requirements may be found contributorily or vicariously liable for third-party infringement.

•
Lanham Act. The Lanham Act governs trademarks and servicemarks, and case law interpreting the Lanham Act has limited liability for search engine providers and domain name registrars in a manner similar to the DMCA. No court decision to date known to us has found a domain name registrar liable for trademark infringement or trademark dilution as a result of accepting registrations of domain names that are identical or similar to trademarks or service marks held by third parties, or by holding auctions for such domain names.

•
Anticybersquatting Consumer Protection Act. The Anticybersquatting Consumer Protection Act, or ACPA, was enacted to address piracy on the internet by curtailing a practice known as “cybersquatting,” or registering a domain name that is identical or similar to another party’s trademark, or to the name of another living person, in order to profit from that domain name. The ACPA provides that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain name. Registrars may be held liable, however, for failure to comply with procedural steps set forth in the ACPA.

•
Privacy and Data Protection. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various internet companies’ use of their customers’ personal information, and the federal government has enacted legislation protecting the privacy of consumers’ non-public personal information. Other federal and state statutes regulate specific aspects of privacy and data collection practices. Although we believe that our information collection and disclosure policies will comply with existing laws, if challenged, we may not be able to demonstrate adequate compliance with existing or future laws or regulations. In addition, in the European Union member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. To the extent that we expand our business into these countries, we expect that compliance with these regulatory schemes will be more burdensome and costly for us.

Federal, state, local and foreign governments also are considering other legislative and regulatory proposals that would regulate the internet in more and different ways than exist today. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the internet or otherwise materially adversely affect our business, financial condition or operational results.

Research and Development Update

We have spent approximately $209,000 and $158,000 in research and development activities during the years ended December 31, 2008 and 2007.

Environmental Compliance

At the present time, SpectrumDNA is not subject to any material costs for compliance with any environmental laws. With respect to our current focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

ITEM 1A.  Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

THE CURRENT FINANCIAL CRISES AND DETERIORATING ECONOMIC CONDITIONS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.  The economic conditions in the United States and throughout the world have been deteriorating.  Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition, including our ability to raise any equity or debt financing in the future.

WE HAVE HAD A LIMITED OPERATING HISTORY AND LIMITED REVENUES SO FAR.  Our business originally began in July 2006.  Since then, we have had limited revenues.  For the years ended December 31, 2007 and 2008, we had revenues of $53,952 and $67,747, respectively.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to, unforeseen expenses, complications and delays, established competitors and other factors.  Irrespective of the quality of our enginet properties and skills of management, we may still never achieve profitable operations. Any investment in the Company is therefore highly speculative and could result in the loss of the entire investment.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  Our independent public accounting firm has issued an opinion on our financial statements that states that the financial statements have been prepared assuming the Company will continue as a going concern and further states that our recurring losses from operations, use of significant cash flows in operating activities and our lack of significant revenues raise substantial doubt about our ability to continue as a going concern.   If these factors continue, there is a risk of total loss of any monies invested in the Company and we may have to cease operations.

WE HAVE SUFFERED OPERATING LOSSES SINCE INCEPTION ANY MAY NEVER BECOME PROFITABLE.  For the years ended December 31, 2007 and 2008, we suffered net losses of $1,832,975 and $2,558,631, respectively.  We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable.  If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in the Company.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS. As of December 31, 2008, we had $548,499 in cash and total liabilities of $46,319.  While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.  Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods.  If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding.  There can be no assurance that additional financing will be available on satisfactory terms, if at all.

OUR ENGINET PROPERTIES ARE IN VARIOUS STAGES OF DEVELOPMENT; NO ASSURANCE THAT EACH WILL LAUNCH.  We currently have various enginet properties in various stages of development and we cannot guarantee that each will ultimately launch.  We expect and intend that, from time to time, market analysis, user feedback, operational performance and other considerations will prompt us to terminate further development or operation of some enginets.  There is no assurance that we will be able to successfully manage this process and deliver compelling content to users. IF WE ARE UNABLE TO ATTRACT A SIGNIFICANT NUMBER OF USERS OF OUR ENGINETS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES.  In order to operate our enginets profitably, we must attract sufficient users, including users who regularly visit and use our enginets.  Our ability to attract advertisements and other sources of revenues for our enginets will be dependent upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors.  For example, these metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them. If we unable to attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.

INTENSE COMPETITION IN THE INTERNET INDUSTRY COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO SECURE A MARKET SHARE SUFFICIENT TO SUSTAIN OPERATIONS.  The internet industry is highly competitive, rapidly evolving and subject to constant technological change. As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, and also compete for marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, News Corporation and YouTube, as well as start-ups such as Digg, and others about which we may not yet know. In addition, other existing and new development and holding companies exist and are emerging, such as Internet Capital Group or Demand Media, Inc., with portfolio strategies similar to ours.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our enginet properties may develop products or services that are superior to, or have greater market acceptance than, the enginets we develop.

Competitors against our properties may have greater brand recognition and greater financial, marketing and other resources than we do. This may place our properties at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Many competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than us.  These advantages afford competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage prospective partners to do business with competitive properties, (c) negotiate more favorable contracts with affiliates, partners and service providers and (d) negotiate more favorable contracts with other suppliers.  We believe that additional competitors may be attracted to the market, including media companies, marketing and advertising firms, internet companies, startups and others. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to advertisers and consumers.

Our ability to compete effectively in the internet industry will depend upon our ability to (i) provide high quality properties and services with usage and advertising prices competitive with, or lower than, those charged by our competitors; (ii) develop new and innovative products and services; and (iii) exhibit a high degree of agility and adaptability in our properties, our operations and our business strategies.  There can be no assurance that competition from existing or new competitors or changes in internet user trends, habits or expectations affected by such competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

WE MAY NOT BE ABLE TO ADAPT TO RAPID TECHNOLOGICAL AND OTHER CHANGES AS QUICKLY AS OUR COMPETITORS.  The internet industry is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render our existing systems and strategies obsolete, and require us to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. We intend to evaluate these developments and others that may allow us to improve service to our customers. However, no assurance can be given that we will be able to keep pace with rapidly changing consumer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on our business, long term growth prospects and results of operations.

GOVERNMENT REGULATION.  The availability and wide use of the internet and Web are relatively recent developments. Although the development, deployment and operation of enginets using the internet and Web are currently permitted by United States law and largely unregulated within the United States, some foreign governments have adopted laws and/or regulations restricting certain kinds of applications and content. Overall, industry experts generally characterize the current regulatory environment for most internet companies as favorable.  However, more aggressive domestic or international regulation of the internet in general may materially and adversely affect our business, financial condition, operating results and future prospects.  In the United States, Congress has begun to adopt legislation that regulates certain aspects of the internet, including online content, user privacy, taxation, liability for third party activities and jurisdiction.   Federal, state, local and foreign governments also are considering other legislative and regulatory proposals that would regulate the internet in more and different ways than exist today. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the internet or otherwise materially adversely affect our business, financial condition or operational results.

SERVICE INTERRUPTIONS OR IMPEDIMENTS COULD HARM OUR BUSINESS. Our operations are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the internet, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt internet usage. If internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential internet usage, our business could be materially and adversely impacted.  In addition, our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problem that impacts this location or our third-party providers’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.  Since we have limited operating history, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

ABSENCE OF DIVIDENDS.  We have never declared or paid any cash dividends on our Common Stock and do not currently intend to pay cash dividends on our Common Stock in the foreseeable future.

THE COMPANY IS SUBJECT TO CONTROL BY ONE OF OUR PRINCIPAL OFFICERS. One of our principal officers, James A. Banister, beneficially owns approximately 63.0% of the voting shares of the Company.  As a result, such person will possess meaningful influence and control over the Company and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

DEPENDENCE ON FOUNDERS AND PERSONS TO BE HIRED; NO EMPLOYMENT AGREEMENTS. Our success will be dependent to a significant degree, upon the continuing contributions of our key executive officers. We do not have an employment agreement with any of our officers.  Therefore, we cannot guarantee that we can retain these individuals.  In addition, we have not obtained “key man” life insurance on the lives of any of the members of our management team.  Investors should note that it may be difficult for us to find adequate replacements for these key individuals.  In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives.  The competition for such persons is intense and there are no assurances that these individuals will be available to us.

DIRECTOR AND OFFICER LIABILITY IS LIMITED. As permitted by Delaware law, the Company’s certificate of incorporation limits the personal liability of directors to the fullest extent permitted by the provisions of the Delaware General Corporation Law.  As a result of the Company’s charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF EQUITY SECURITIES, OR DETERMINE IN THE FUTURE TO REGISTER ADDITIONAL COMMON STOCK, THE PERCENTAGE OWNERSHIP OF EXISTING SHAREHOLDERS WILL BE REDUCED, AND THEY WILL EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF THEIR STOCK AND SUCH ISSUANCE MAY CONVEY RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO THE RIGHTS OF EXISTING SHAREHOLDERS WHICH COULD SUBSTANTIALLY DIMINISH THEIR RIGHTS AND THE VALUE OF THEIR STOCK. We may issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, officers, directors and third parties.  If we determine to register for sale to the public additional shares of Common Stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline.  One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings.  Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, it may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of Common Stock.  Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the Common Stock can be expected to decline.

THE EXISTENCE OF OUTSTANDING OPTIONS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO INTERESTS OF EXISTING SHAREHOLDERS.  We have outstanding options to purchase an aggregate of 10,900,150 shares of our common stock.  While these options are outstanding, our ability to obtain future financing may be harmed since such options  represent an outstanding obligation to sell shares of common stock at a price which may be significantly below then-current market prices.  Upon exercise of these options, dilution to the ownership interests of existing shareholders will occur as the number of shares of Common Stock outstanding increases.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY’S SECURITIES.   Our Common Stock is classified as a penny stock, which is traded on the OTCBB.  The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  Properties.

We lease approximately 2,326 square feet of space for our executive offices at 1700 Park Avenue, Suite 2020, Park City, Utah 84068.  Such lease, which commenced on September 1, 2007, has a term of three years, subject to an option to extend for an additional three years.  Base rent is $4,264 per month for the first year and $4,563 per month for the second and third years of the lease.   We are also required to pay for all utility costs in the space as well as a certain percentage of the Landlord’s operating expenses for the property.  Management believes that the current facility is adequate for the foreseeable future.  We do not own any real estate.

ITEM 3.  Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Principal Market or Markets

Our common stock is quoted on the OTC Bulletin Board under the symbol “SPXA”.  It has been listed on the OTC Bulletin Board since August 4, 2008.  The following table sets forth the range of high and low closing prices per share of the common stock for each of the calendar quarters identified below.

Fiscal Year 2008	High	Low

Quarter Ended:
First Quarter 2008	$-	$-

Second Quarter 2008	$-	$-

Third Quarter 2008	$.60	$.30

Fourth Quarter 2008	$.30	$.15

Fiscal Year 2007	High	Low

Quarter Ended:
First Quarter 2007	$-	$-

Second Quarter 2007	$-	$-

Third Quarter 2007	$-	$-

Fourth Quarter 2007	$-	$-

(b)  Approximate Number of Holders of Common Stock

As of March 16, 2009, there were 33 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  Spectrum paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2008, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	10,900,150	$0.45	4,740,000
Total	10,900,150	$0.45	4,740,000

The foregoing equity compensation plan information relates to the stock options granted under and outside of the 2008 Equity Incentive Plan.  On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009.  Of the 10,900,150 options outstanding, 5,260,000 were issued under the Plan.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2008, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6.   Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2008 and 2007.  The discussion and analysis that follows should be read together with the consolidated financial statements of SpectrumDNA, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.

Critical accounting policies for us include our accounting for inventory reserves, intangible assets, and share based payment arrangements.

Intangible Assets

Intangible assets for us are patents, trademarks and other rights.  Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of an operating unit.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangibles to reporting units, and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or intangible impairment.

Share Based Payment

SFAS No. 123(R), Share Based Payment, requires companies to estimate the fair value of share based payments on the date of grant.  For stock grants, the Company uses the closing price on the date of grant.  For warrants, we use the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected forfeiture rate. Changes in these estimates would change the estimated fair value of the awards and the corresponding accounting for the rewards.

Revenue Recognition

The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured.  The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accounts Statement of Position (SOP) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition” and the Securities and Exchange commission Staff Accounting Bulletins No. 101 and 104.  Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue will be recognized, net of any discounts and allowances.  Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant.  The Company VSOE will be determined by the price charged when each element is sold separately.  Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues for the year period ended December 31, 2008 were $67,747, compared to $53,952 for the year ended December 31, 2007.  This revenue in the current period resulted from sales relating to the Addictionary enginet and various service functions.  Cost of sales was $97,669 for the year ended December 31, 2008, compared to $43,949 for the comparable period of 2007.  Cost of sales was constituted primarily of the amortization of product development expenses.

Total operating expenses for the 2008 fiscal year were $2,565,691, compared to $1,918,773 for the comparable period of 2007, an increase of 33%.  The increased operating expenses in 2008 resulted primarily from related increases in salaries and wages ($1,553,505 in 2008 compared to $1,453,982 in 2007), and product development expenses ($209,496 in 2008 compared to $157,760 in 2007).  The large increase in salaries and wages is constituted largely of stock-based compensation.  The Company recognized $1,240,614 in 2008 compared to $813,420 in expenses pertaining to common stock and stock options granted for services rendered.

We recognized a net loss of $2,558,631for the year ended December 31, 2008 compared to a loss of $1,832,975 for the year ended December 31, 2007, an increase of 39%.  This increased net loss was primarily the result of increased operating expenses and a decrease in interest income. Our basic and diluted net loss per share was $0.05 for the year ended December 31, 2008, compared to $0.04 for the comparable period of 2007.  Excluding the non cash stock-based compensation described above our loss would have been $1,318,017 and $1,019,555 for 2008 and 2007, respectively.

Liquidity and Capital Resources

In June 2006, we received an initial investment of $100,000 from two investors and received an additional $100,000 investment from the same investors as a result of their exercising of warrants in November 2006.  In June 2007, we successfully completed a $3,000,000 private placement of our common stock.

As of December 31, 2008 we had $548,499 in cash and total liabilities of $46,319.  While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

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

Capital Commitments

The Company currently has no material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, such as certain lease agreements are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments to rent its current corporate location.

Any seasonal aspects

We have not experienced seasonal sales spikes in our sales as a result of our very limited retail distribution.

Off-Balance Sheet Arrangements

None

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    Financial Statements and Supplementary Data.

SPECTRUMDNA, INC.

Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC	Todd D.Chisholm
Certified Public Accountants	Nephi J Bierwolf
Phone (801) 292-8756 Fax (801) 292-8809 www.cbnmcpa.com	Troy F. Nilsson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SpecturmDNA, Inc. (A Development Stage Company)
Park City, Utah

We have audited the accompanying balance sheets of SpectrumDNA, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007, and for the period May 15, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of SpectrumDNA, Inc. (a Development Stage Company), as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period May 15, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note X to the financial statements, the Company has suffered recurring losses from operations, has used significant cash flows in operating activities and has not established significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
March 6, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$548,499	$1,833,552
Accounts receivable, net	14,000	-
Prepaid expenses	59,204	49,154
Employee advances	-	1,790

Total Current Assets	621,703	1,884,496

PROPERTY AND EQUIPMENT, NET	11,629	7,527

OTHER ASSETS

Patents and trademarks, net	-	4,425
Domain names, net	3,428	1,888
Product development, net	69,273	147,407
Security deposit	5,000	5,000

Total Other Assets	77,701	158,720

TOTAL ASSETS	$711,033	$2,050,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$34,386	$66,981
Accrued expenses	11,933	1,031

Total Current Liabilities	46,319	68,012
Total Liabilities	46,319	68,012

COMMITMENTS STOCKHOLDERS' EQUITY	-	-

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0-shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,739,658 and 48,626,667 shares issued and outstanding	48,740	48,627
Additional paid-in capital	5,309,232	4,068,731
Deficit accumulated during the development stage	(4,693,258)	(2,134,627)

Total Stockholders' Equity	664,714	1,982,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$711,033	$2,050,743

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Accumulated From Inception on May 15, 2006 through December 31, 2008

REVENUES, net	$67,747	$53,952	$121,699

COST OF SALES, net	97,669	43,949	141,618

GROSS PROFIT (LOSS)	(29,922)	10,003	(19,919)

OPERATING EXPENSES

General and administrative	795,211	298,030	1,287,457
Salaries and wages	1,553,505	1,453,982	3,091,005
Product development expenses	209,496	157,760	392,813
Bad debt expense	90	5,135	5,225
Depreciation expense	7,389	3,866	11,539

Total Operating Expenses	2,565,691	1,918,773	4,788,039

OPERATING LOSS	(2,595,613)	(1,908,770)	(4,807,958)

OTHER INCOME (EXPENSES)
Interest income	36,982	63,027	101,932
Other income	-	12,768	12,768
Total Other Income (Expenses)	36,982	75,795	114,700

NET LOSS BEFORE INCOME TAXES	(2,558,631)	(1,832,975)	(4,693,258)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(2,558,631)	$(1,832,975)	$(4,693,258)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,658,823	47,132,637

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period May 15, 2006 (inception) through December 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 15, 2006 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-	200,000
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-	1,012,500
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-	103,938
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)	(301,652)

Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)	1,014,786
Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-	1,987,500
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-	13,336
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-	800,084
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)	1,982,731

Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	1,198,406
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	(2,558,631)

Balance, December 31, 2008	-	$-	48,739,658	$48,740	$5,309,232	$(4,693,258)	$664,714

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Accumulated
			From Inception
	For the	For the	on May 15,
	Year Ended	Year Ended	2006 through
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,558,631)	$(1,832,975)	$(4,693,258)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	99,613	42,671	142,568
Stock options and warrants granted for services rendered	1,198,406	800,084	2,102,428
Common stock issued for services rendered	42,208	13,336	55,544
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(14,000)	12,000	(14,000)
(Increase) decrease in employee advances	1,790	(940)	-
(Increase) decrease in prepaid expenses	(10,050)	(49,154)	(59,204)
(Increase) decrease in security deposits	-	(5,000)	(5,000)
Increase (decrease) in accounts payable and accrued expenses	(21,693)	14,545	46,319
Increase (decrease) in related party payable	-	(10,186)	-

Net Cash Used by Operating Activities	(1,262,357)	(1,015,619)	(2,424,603)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(11,491)	(5,148)	(23,168)
Cash paid for product development	(8,110)	(159,140)	(194,322)
Cash paid for intangible assets	(3,095)	(850)	(9,408)

Net Cash Used by Investing Activities	(22,696)	(165,138)	(226,898)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	-	1,987,500	3,100,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by Financing Activities	-	1,987,500	3,200,000

NET DECREASE IN CASH	(1,285,053)	806,743	548,499

CASH AT BEGINNING OF PERIOD	1,833,552	1,026,809	-

CASH AT END OF PERIOD	$548,499	$1,833,552	$548,499

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			Accumulated From Inception
	For the	For the	on May 15,
	Year Ended	Year Ended	2006 through
	December 31,	December 31,	December 31,
	2008	2007	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS:

Common stock issued for services	$42,208	$13,337	$55,545
Valuation of Stock Options	$1,198,406	$800,084	$2,102,428

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these consolidated financial statements so as to conform with current year classifications.

Organization
SpectrumDNA, Inc. was incorporated under the laws of the State of Delaware on January 16, 2008 under the name SpectrumDNA Holdings, Inc. to enable its now wholly-owned subsidiary, formerly known as SpectrumDNA, Inc. (now known as SpectrumDNA Studios, Inc.) to implement a holding company organizational structure.  Effective as of January 22, 2008, we reorganized into a holding company structure whereby SpectrumDNA, Inc. became a wholly-owned subsidiary of SpectrumDNA Holdings, Inc. pursuant to an Agreement and Plan of Merger dated as of January 18, 2008 whereby SpectrumDNA, Inc. changed its name to SpectrumDNA Studios, Inc. and SpectrumDNA Holdings, Inc. changed its name to SpectrumDNA, Inc.

SpectrumDNA Studios, Inc. (formerly SpectrumDNA, Inc.) is a Delaware corporation.  It was originally incorporated in the State of Utah in May 2006, and on September 11, 2006 was reorganized as a Delaware corporation as a result of a merger into a newly formed Delaware corporation incorporated on September 7, 2006 which took the Utah corporation’s name and became the surviving entity of the merger.  In management's opinion, the accompanying consolidated financial statements presented include all adjustments necessary for a fair presentation.  The consolidated financial statements include the accounts of SpectrumDNA, Inc. and its wholly-owned subsidiary, Cooshoo, Inc. which was created and capitalized by the Company (collectively, the Company).

Development Stage Activities
In accordance with SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” the Company has determined that it meets the criteria to report as a development stage company due to the fact that the Company has been engaged primarily in the development of its web-based software products and has earned no significant revenues to date.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments.

The Company maintains its cash balances at one financial institution.  At times, such investments may exceed the FDIC limit of $250,000 per depositor per insured institution.  The Company has not experienced any losses in such accounts, but it is exposed to limited credit risk on cash since its investments are deposited in only one financial institution.

Concentration of Revenue with Individual Customers
The Company is exposed to financial risk due to the concentration of revenue generated from certain individual customers.  During 2008, the Company had five customers.  The top three customers represented 83% of total revenue, with the top customer representing 53% of revenue and the next two representing 15% each.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A provision for bad debt of $1,668 and $-0-existed at December 31, 2008 and 2007, respectively.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Costs of renewals and improvements which substantially extend the useful life of the assets are capitalized.  Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in operations.  Maintenance and repairs are expensed as incurred.

Income Taxes
Income taxes are provided for the income tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to the difference between the bases of certain assets and liabilities for financial reporting and income tax reporting.  The deferred income taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.  Income tax expense is the current income tax payable or refundable for the year plus or minus the net change in the deferred income tax assets and liabilities.

Intangible Assets
In accordance with SFAS 142 “Goodwill and other Intangible Assets” intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All intangible assets are subject to amortization. No material impairments of intangible assets have been identified during the period presented.  Capitalized product development costs are amortized to Cost of Sales.

Product Development

Product development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. Pursuant to SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company charges costs incurred internally in creating software products to product development until technological feasibility has been established.  Product development expense for the periods ended December 31, 2008 and 2007 were $209,496 and $157,760, respectively.  Thereafter, all product development costs are capitalized until the product is launched into the market.  Once the product is launched, all associated capitalized costs are amortized via the straight-line method over the estimated remaining economic life of the products.  The amortization of these costs will be included in cost of revenue over the estimated life of the products.  Amortization expense for the periods ended December 31, 2008 and 2007 were $88,650 and $38,805, respectively.

Fair Value of Financial Instruments
The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their market values as of December 31, 2008 and 2007.  The Company has no investments in derivative financial instruments.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Pronouncements (Continued)
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition
The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accounts Statement of Position (SOP) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition” and the Securities and Exchange commission Staff Accounting Bulletins No. 101 and 104. Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue will be recognized, net of any discounts and allowances. Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant. The Company VSOE will be determined by the price charged when each element is sold separately. Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Advertising
Advertising costs are expensed as incurred.  The Company recorded $9,965 and $5,645 in advertising expense during the years ended December 31, 2008 and 2007, respectively.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year.  Actual results could differ from those estimates.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income Per Share of Common Stock
The Company computes net income per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 10,900,150 resulting from outstanding stock options were considered but not included in the calculation of diluted income (loss) per share as their effect would be anti-dilutive.

	2008	2007
Basic and Fully Diluted earnings per share:
Loss (numerator)	$(2,558,631)	$(1,832,975)
Weighted average number of shares
outstanding – basic (denominator)	48,658,823	47,132,637

Per share amount	$(0.05)	$(0.04)

Share-Based Payment

The Company adopted SFAS 123R, Share Based Payment, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

NOTE 2 -	PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2008 and 2007 are as follows:

Cost:
Computer equipment	$14,709	$10,226
Software	7,808	800
Office furniture	650	650
Less: accumulated depreciation	(11,538)	(4,149)

Net book value	$11,629	$7,527

Depreciation expense for the years ended December 31, 2008 and 2007 was $7,389 and $3,866, respectively

NOTE 3 -	INTANGIBLE ASSETS
Information regarding intangible assets that are being amortized is as follows:

Cost:
Patents and trademarks	$100	$4,425
Domain names	5,734	1,888
Product development costs	194,322	186,212
Total Intangible Assets	200,156	192,525

Less: accumulated amortization	(127,455)	(38,805)

Net book value	$72,701	$153,720

Amortization expense for the years ended December 31, 2008 and 2007 was $88,650 and $38,805, respectively, and have been included in cost of sales for the periods ended December 31, 2008 and 2007.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4 -	INCOME TAXES

The components of current income tax expense as of December 31, 2008 and 2007 consist of the following:
	2008	2007.

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(508,700)	(371,300)
Change in depreciation differences	-	(9,800)
Change in contribution benefits	-	(400)
Change in valuation allowance	508,700	381,500

	$-	$-

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:
	2008	2007
Net income tax assets:
Net operating loss carryforward	$953,800	$445,100
Contribution carryforward	400	400

Less: Deferred income tax liabilities:
Depreciation differences	9,600	9,600

Less: Valuation allowance	(963,800)	(455,100)

Net deferred income tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statement of operations:

Tax expense (credit) at statutory rate-federal	-35.00%
State tax expense net of federal tax	-6.00%
Change in valuation allowance	-41.00%
Tax expense at actual rate	0.00%

As of December 31, 2008, the Company’s net deferred tax assets are offset by a valuation allowance of $963,800. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2008 and 2007, the Company has approximately $2,432,000 and $1,193,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2027.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 5 -	CAPITAL STRUCTURE
The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001.  As of December 31, 2008, 48,739,658 shares of Common Stock are issued and outstanding.  The holders of our Common Stock are entitled to one vote for each share of record on all matters to be voted on by stockholders.  Stockholders are not entitled to cumulative voting, so the holders of Common Stock entitled to cast more than 50% of the votes cast at an election of directors can elect all of the directors.  Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the shareholders and, in the event of liquidation, dissolution or winding up of SpectrumDNA, are entitled to share ratably in all assets of SpectrumDNA remaining after satisfaction of all liabilities.  Holders of the Common Stock have no conversion, redemption or preemptive rights or other rights to subscribe for additional shares.

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2008, no preferred shares have been issued.  The preferred stock will be entitled to preference over the Company’s common stock with respect to the distribution of assets in the event of a Company liquidation, dissolution, or winding-up, or any other distribution of assets of the corporation among its stockholders for the purpose of winding-up its affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by our Board of Directors. The Board holds power to determine the relative powers, preferences, and rights of each series of preferred stock.

NOTE 6 -	STOCKHOLDERS EQUITY
On May 15, 2006, at inception, the Company issued 37,200,000 shares of common stock to its founders for no consideration.

During the year ended December 31, 2006, the Company issued 2,700,000 shares of its common stock at $0.037 per share to investors for cash totaling $100,000.  As part of the agreement, the Company also granted 2,700,000 warrants at an exercise price of $0.037.  The warrants vest upon grant and are exercisable anytime until December 31, 2007.

During the year ended December 31, 2006, the Company issued 2,700,000 shares of its common stock at $0.037 per share to investors upon exercise of warrants for cash totaling $100,000.

During the year ended December 31, 2006, the Company issued 2,025,000 shares of its common stock at $0.50 per share to investors for cash totaling $1,012,500.

During the year ended December 31, 2007, the Company issued 3,975,000 shares of its common stock at $0.50 per share to various investors for cash totaling $1,987,500.

During the year ended December 31, 2007 the Company issued 26,667 shares of its common stock at $0.50 per share for services rendered in the amount of $13,336.

During the year ended December 31, 2008 the Company issued 112,991 shares of its common stock at an average of $0.37 per share for services rendered in the amount of $42,208.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 -	SHARE BASED PAYMENT
The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During 2008 and 2007, the Company recorded $1,198,406 and $800,084, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in general and administrative expense for non-employees and in salaries and wages for employees.  During 2008 and 2007, the Company recorded $842,342 and $750,522, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 and the weighted-average assumptions used for such grants:
	2008	2007
Dividend yields	0.0%	0.0%
Expected volatility	68.5%	68.5%
Risk-free interest rate	4.0%	4.6%
Option terms	1 – 4 years	3-4 years

Common Stock Options
Changes in stock options issued to employees for the period ended December 31, 2008 and 2007 are as follows:
		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41

Exercisable, December 31, 2007	1,460,833	$0.34

Outstanding, December 31, 2007	8,510,180	$0.41
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(2,870,030)	0.50
Outstanding, December 31, 2008	10,900,150	$0.45
Exercisable, December 31, 2008	4,694,465	$0.39

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7-	SHARE BASED PAYMENT(CONTINUED)
Common Stock Options (Continued)
The following table summarizes information about employee stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	7.84	1,170,000	$0.04	7.84
0.50	4,189,681	0.50	8.67	2,326,496	0.50	8.67
0.55	3,650,469	0.55	9.45	993,802	0.55	9.45
0.56	1,020,000	0.56	9.58	90,000	0.56	9.58
0.46	400,000	0.46	9.75	100,000	0.46	9.75
0.21	20,000	0.21	9.29	14,167	0.21	9.29

	10,900,150	$0.45	8.94	4,694,465	$0.39	8.67

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009.  Of the 10,900,150 options outstanding, 5,260,000 were issued under the Plan.  As of December 31, 2008, the aggregate intrinsic value of the options outstanding and exercisable was $183,060 and $132,210.  As of December 31, 2007, the aggregate intrinsic value of the options outstanding and exercisable was $750,060 and $291,690, respectively.  The weighted-average grant-date fair value of options granted for the periods ended December 31, 2008 and 2007 was $0.49 and $0.50, respectively.  The total fair value of shares vested during 2008 and 2007 was $432,825 and $656,151, respectively.

SPECTRUMDNA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8-	OPERATING LEASES
The Company leases approximately 2,326 square feet of space in Park City, Utah.  Such lease, which commenced on September 1, 2007, has a term of three years, subject to an option to extend for an additional three years.  Base rent is $4,264 per month for the first year and $4,563 per month for the second and third years of the lease.  The Company is also required to pay for a certain percentage of the Landlord’s operating expenses for the property.  Management believes that the current facility is adequate for the foreseeable future.  In September 2008, the Company prepaid the second year of its lease.

Total Lease Commitments:
2009	$69,347
2010	$46,231

Rent expense for operating leases for the years end December 31, 2008 and 2007 was $52,366 and $26,188, respectively.

NOTE 9-	GOING CONCERN
The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At December 31, 2008, while the Company’s current assets exceeded its current liabilities, it has incurred substantial losses in this and prior fiscal years and has recorded negative cash flows from operations in this and prior fiscal years.  At December 31, 2008 our cash balance was $548,499.

The Company implemented significant cost cutting measures in November of 2008 to improve earnings potential as well as continued to focus on increasing revenues from the sales of its products.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A(T).  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

		Present Position	Has Served As
Name	Age	and Offices	Director Since

James A. Banister	50	President, Chief Executive	2006
		Officer, Chairman of the Board,
		Secretary, Treasurer
		and Director

Kelly A. McCrystal	38	Chief Operating Officer	—

James C. Ackerly	60	Director	2006

Michael Dowling	41	Director	2008

James Moloshok	59	Director	2008

Anthony Stonefield	46	Director	2008

None of the directors and officers is related to any other director or officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

JAMES A. BANISTER has been Chairman of the Board and a Director of the Company since its inception in May 2006 and President and Chief Executive Officer since October 2006.  He also serves as the Company’s Chief Creative Officer and is its Secretary and Treasurer.  Mr. Banister’s background includes more than 20 years of crossing content with technology and has been an entrepreneur in computer animation and media.  Since March 2004, Mr. Banister has been the Managing Director of Spectrum Mediaworks, Inc., a digital media company he co-founded which focused on the crossover between television, games and network media.  In addition, from March 2004 to January 2006, he was Executive Creative Director of the Center for Applied Media, a non-profit center for digital media education and enterprise development.  Prior thereto, and from September 2001 to June 2002, he was a project director for the British Broadcasting Corporation in London, England, and led its Media Asset Exchange project, an internal revamping of the BBC’s digital media infrastructure.  From June 2002 to March 2004, Mr. Banister traveled, researched and wrote a book on the past, present and future of digital networked media entitled “Word of Mouse: The New Age of Networked Media”, Agate Fine Print, published in August 2004.   From June 2000 to June 2001, he was Managing Director of Windsor Digital, LLC, an investment company which he co-founded.  Mr. Banister was responsible for finding and developing early stage investments/partnerships for such company in the web, games and wireless industries.  From May 1995 to March 2000, Mr. Banister worked for Warner Brothers Online in Burbank, California.  His initial position there was Vice President of Production and Technology and he became its Chief Development Officer.  While at Warner Brothers Online, he led the digital media content, community and commerce programming and spearheaded its overall digital media strategy.   Mr. Banister was the Producer of award-winning one-hour dramatic television specials for the Walt Disney Company, and two short subject films, both of which premiered at the Cannes Film Festival.

KELLY A. McCRYSTAL has been Chief Operating Officer since July 2007 and previously served as Vice President of Operations and Finance of the Company since November 2006.  From 1997 to 2006, Ms. McCrystal managed the development of large-scale software projects for Interactive Corp., EDS, BMC Software, Virgin Atlantic Airways, Ticketmaster, Match.com, Citysearch and CBS News.  Specific projects have included the Ticketmaster/CitySearch hotel reservation system, Leading Hotels of the World online reservation system, and Virgin Atlantic’s first online reservation system.  Ms. McCrystal delivered on these projects as President of Crystech Consulting (2001-2006) or as Senior Project Manager/Senior Web and Database Developer at Panther Software (1997 to 2001).  She holds a Bachelor of Arts in Economics from the University of Notre Dame and a Masters of Business Administration in Finance from The Wharton School, University of Pennsylvania.

JAMES C. ACKERLY has been a Director of the Company since September 2006.  Since January 2000, he has been President, Chairman of the Board and a Director of Splinternet Holdings, Inc., a VoIP (“voice over internet protocol”) company which he founded in 2000.  Since 1995, Mr. Ackerly has also provided technology consulting and design services to AMR Corp., The Sabre Group, AT&T and others. He currently serves on the boards of directors of ATL Communications, and Cronus Technologies, Inc.  Mr. Ackerly earned an A.B. in Physics from Williams College and an M.B.A. from Harvard University.

MICHAEL DOWLING has been a Director of the Company since October 2008.  Since March, 2006, Mr. Dowling has been the Chief Executive Officer of Interpret, LLC, a consumer research company that helps companies to bridge the gap between traditional and new media.  Prior to founding Interpret, from January 2002 to March 2006, Mr. Dowling was SVP, Entertainment at the Nielsen Company, leading its growth into emerging industries, such as video games, wireless and broadband and overseeing strategic planning and the efforts to consolidate seven separate companies into one.  Prior to that, from March 1998 to December 2000, Mr. Dowling co-founded and served as President and COO of iFUSE, a youth-oriented media company that provided integrated marketing solutions to major advertisers.

JAMES MOLOSHOK has been a Director of the Company since September 2008.  Since December 2007, he has been the Executive Chairman of Betawave, formerly known as GoFish Corp.  Prior to joining Betawave, from 2005 to 2007, Mr. Moloshok was President of Digital Initiatives for HBO Network, where he was responsible for exploring new opportunities for the company, focusing on innovative content and fast-changing technology.  Prior to that, from 2001 to 2005, Mr. Moloshok served in various positions with Yahoo! Inc., serving most recently as Senior Vice President, Entertainment and Content Relationships, during which he helped build partnerships with movie studios, TV networks and producers.  Prior to that, Mr. Moloshok was a co-founder of Windsor Digital, an entertainment and investment company.  From 1999 to 2000, Mr. Moloshok served as president of Warner Bros. Online and president and CEO of Entertaindom.com, an original entertainment destination for Time Warner.  From 1989 to 1999, Mr. Moloshok served as Senior Vice President of Marketing at Warner Bros. and previously held the same position at Lorimar Telepictures, a television distribution company, which was formed when Lorimar merged with Telepictures in 1986 where he was also responsible for marketing to consumers, broadcasters and advertisers.

ANTHONY STONEFIELD has been has been a Director of the Company since October 2008.  Since September 2006, he has been Founder, Chairman of the Board, and Chief Executive Officer of eMotive Communications, Inc., which develops and markets solutions to evolve, expand and sustain the mobile media industry.  Prior to that, from October 1993 to January 2002, he founded and served as CEO of Moviso LLC until its sale to Vivendi Universal in 2002 and InfoSpace in 2003, in both cases serving as Chief Strategy Officer of that lucrative business unit.  Since 1995, working in cooperation with companies such as AT&T/Bell Labs, he has conceived and productized applications for networked media development, distribution and marketing, including pioneering downloadable song distribution and popularizing and expanding the worldwide ringtone market. He received a bachelor’s degree in Biology from the University of California, Santa Cruz.

ROBIN RANKIN has been an Advisor to the Board of Directors since October 2008 and previously served as the Company’s Vice President of Business Development and Marketing since its inception in May 2006.  From October 2000 to June 2006, Ms. Rankin was Director of Business Development and Marketing for Professional Thinking Partners (PTP), a boutique global management consulting company working with Fortune 500 companies regarding their human capital and intellectual diversity.  She was involved in the launch of SmartWired, a learning solutions software program based on the principles of neuroscience and learning styles.  Her clients included Royal Dutch Shell and the Department of Defense and her media placements for PTP included USA Today, The Chicago Tribune, the BBC and NPR, among others.  Ms. Rankin is a Canadian citizen with a background in business development, media relations and corporate communications.  From 1998 to 2000, she worked at the Richard Ivey School of Business in Canada, as Associate Director in the Department of Institutional Development. She led the strategic planning of alumni activities, fundraising and implementation of various initiatives of its Board of Directors during a successful $80 million capital campaign.  Prior to that, from 1995 to 1998, Ms. Rankin worked for Speakers Forum in Toronto. She directed the marketing and planning of the Leaders Lecture Series with such large-scale corporate keynotes as Nelson Mandela, Henry Kissinger, Benjamin Netanyahu and Robert F. Kennedy, Jr.  Ms. Rankin possesses a Bachelor of Arts degree from McGill University in Montreal.

None of the directors and officers is related to any other director or officer of the Company.

To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Director Nominations

Due to the early stage nature of our business, our Board of Directors has not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Insofar that we do not have a class of securities registered pursuant to Section 12 of the Exchange Act, our directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, are not required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.   A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 1700 Park Avenue, Suite 2020, Utah 84068.

Indemnification of Directors and Officers

The Company's Bylaws (the “Bylaws”) provide that the Company will indemnify its officers and directors to the fullest extent permitted by Delaware law.  The Bylaws also provide that the Company will indemnify and hold harmless its officers and directors for any liability including reasonable costs of defense arising out of any act or omission taken on behalf of the Company, to the fullest extent allowed by Delaware law, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the corporation.  The Company has also entered into indemnification agreements with the officers and directors of the Company with indemnification obligation substantially similar to those in the Bylaws, provided that they provide for advancement of funds in certain circumstances where the indemnified officers and directors have presented claims for indemnification.

In so far as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11.   Executive Compensation.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2008 and December 31, 2007 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2008, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total
James Banister,	2008	$117,000	$0		$0	$0	$0	$0	$0	$117,000
Chief Executive Officer	2007	$117,500	$0		$0	$0	$0	$2,750	$0	$120,250

Robin Rankin	2008	$77,899	$0		$0	$0	$0	$0	$0	$77,899
VP, Business Development (3)	2007	$93,333	0		0	0	0	2,750	$0	$96,083

Kelly McCrystal	2008	$117,000	$0		$0	$497,108	$0	$0	$0	$614,108
Chief Operating Officer	2007	$115,833	$0		$7,500	$355,563	$0	$2,750	$0	$481,647

Jeff Kuehn	2008	$20,000	$0		$0	$48,426	$0	$0	$0	$68,426
Director of Engineering (4)	2007	$117,500	$0		$5,833	$268,483	$0	$2,750	$0	$394,565

Michael Thomas	2008	$73,333	$0	$		$59,063	$0	$0	$0	$132,396
Director of Engineering (5)	2007	$0	$0		$0	$0	$0	$0	$0	$0

(1)
Represents the dollar amount recognized for financial reporting purposes of stock awards and stock options awarded in 2007 and 2008 computed in accordance with SFAS 123(R).  Ms. McCrystal had 3,700,080 outstanding stock options at December 31, 2008, Mr. Kuehn had 2,620,080 outstanding stock options at December 31, 2008, and Mr. Thomas had 750,000 outstanding stock options at December 31, 2008.  The options are valued at $0.39 to $0.48, with exercise prices ranging from $0.037 to $0.55.  The options vest over periods from 36-48 months.

(2)	The Company paid $250 per month to each employee in medical expense reimbursement in 2007. The Company discontinued this practice on December 31, 2007.

(3)	Ms. Rankin resigned as of October 10, 2008 from her position as VP, Business Development but remains an advisor to the Board of Directors.

(4)	Mr. Kuehn resigned as of March 6, 2008 and is no longer an employee of the Company.

(5)	Mr. Thomas left the Company on February 17, 2009 and is no longer an employee of the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the individuals named in the Summary Compensation Table as of December 31, 2008.

Outstanding Equity Awards at December 31, 2008

	OPTION AWARDS				STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Kelly McCrystal	1,170,000	450,000	$0.037	11/1/2016	-0-	-0-
	570,000	510,000	$0.50	6/19/2017	-0-	-0-
	41,670	958,410	$0.50	10/15/2017	-0-	-0-
Jeffrey Kuehn	435,000	-0-	$0.50	10/15/2017	-0-	-0-
	-0-	-0-	$0.50	6/19/2017	-0-	-0-
	-0-	-0-	$0.50	10/15/2017	-0-	-0-
Michael Thomas	-0-	750,000	$0.55	4/1/2018	-0-	-0-

Benefit Plans

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

Compensation of Directors

The following table provides certain summary information concerning the compensation paid to directors, other than James A. Banister (our Chief Executive Officer), during the year ended December 31, 2008.  No cash compensation was paid to directors, other than James C. Banister in 2008.  All compensation paid to Mr. Banister is set forth in the Summary Compensation Table.  All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
James Ackerly	$0	-0-	$19,500	-0-	$19,500
Michael Dowling	$0	-0-	$10,500	-0-	$10,500
James Moloshok	$0	-0-	$193,500	-0-	$193,500
Anthony Stonefield	$0	-0-	$10,500	-0-	$10,500

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2008 computed in accordance with Financial Accounting Standards 123R.

Employment Agreements

We do not have any employment agreements with any of our executive officers.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2009, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other individuals named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature		Percent
Name of Beneficial Owner(1)	of Beneficial Ownership(2)		of Class(2)

James A. Banister(3)	30,690,300		63.0%
Robin Rankin(3)	6,510,000		13.4%
James C. Ackerly(3)	147,917	(4)	*
Michael Dowling(3)	125,000	(5)	*
James Moloshok(3)	618,750	(6)	1.3%
Anthony Stonefield(3)	125,000	(5)	*
Kelly A. McCrystal	2,340,810	(7)	4.6%
Jeffrey Kuehn	449,697	(8)	1.0%
Michael Thomas	0		*
Atheneum Capital LLC	2,663,200	(9)	5.5%
The Mountain View Trust	2,096,000	(10)	4.3%

All Officers and
Directors as a Group
(consisting of 6 persons)	34,047,777		65.4%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SpectrumDNA, Inc., 1700 Park Avenue, Suite 2020, P.O. Box 682798, Park City, Utah 84068.

(2)
Applicable percentage ownership is based on 48,747,237 shares of common stock outstanding as of March 16, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 16, 2009.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 16, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Each is a founder and/or director of the Company.

(4)
Consists of 147,917 shares issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 152,083 shares of common stock underlying options that are not exercisable within the next 60 days.

(5)
Consists of 125,000 shares issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 75,000 shares of common stock underlying options that are not exercisable within the next 60 days.

(6)
Consists of 618,750 shares issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 381,250 shares of common stock underlying options that are not exercisable within the next 60 days.

(7)
Consists of: (a) 19,545 shares of common stock; and (b) 2,321,265 shares of common stock issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 3,458,895 shares of common stock underlying options that are not exercisable within the next 60 days.

(8)	Consists of: (a) 14,697 shares of common stock; and (b) 435,000 shares of common stock issuable upon the exercise of options that either vested or will vest within the next 60 days.

(9)	Includes 2,663,200 shares held in the name of Atheneum Capital LLC. The address for Atheneum Capital LLC is 535 Connecticut Avenue, Suite 201A, Norwalk, CT 06854.

(10)	Includes 2,096,000 shares held in the name of The Mountain View Trust. The address for The Mountain View Trust is 1049 Under the Mountain Road, South Londonderry, VT 05155.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members.  They are James A. Banister, James C. Ackerly, Michael Dowling, James Moloshok and Anthony Stonefield.  Mr. Banister is the Company’s Chief Executive Officer and President.  Messrs. Ackerly, Dowling, Moloshok and Stonefield are independent directors.  We have determined their independence using the definition of independence set forth in Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.    Principal Accountant Fees And Services.

Effective November 7, 2007, Chisholm, Bierwolf, Nilson, and Morrill LLC (CBNM) became our principal independent accounting firm.  All audit work was performed by the full time employees of CBNM.  Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by CBNM.  Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2008	December 31, 2007

Audit fees	$30,190	$6,075
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Incorporated by
Exhibit Number	Name of Exhibit	Reference to

2.1	Agreement and Plan of Merger dated January 18, 2008
among SpectrumDNA, Inc., SpectrumDNA Holdings,
	Inc. and SpectrumDNA Merger Sub, Inc.	Exhibit 2.1 (1)

3.1	Certificate of Incorporation of SpectrumDNA
	Holdings, Inc. filed January 16, 2008 (Delaware)	Exhibit 3.1 (1)

3.2	Certificate of Amendment of Certificate of Incorporation
of SpectrumDNA Holdings, Inc.
	filed January 23, 2008 (Delaware)	Exhibit 3.2 (1)

3.3	Bylaws	Exhibit 3.3 (1)

10.1	Assignment of Property dated June 1, 2006
	between James Banister and SpectrumDNA, Inc.	Exhibit 10.1 (1)

10.2	Assignment of Property dated June 1, 2006
	between Robin Rankin and SpectrumDNA, Inc.	Exhibit 10.2 (1)

10.3	Assignment of Property dated August 30, 2006
	between James Banister and Cooshoo, Inc.	Exhibit 10.3 (1)

10.4	Trademark License Agreement dated September 6, 2006
	between James Banister and SpectrumDNA, Inc.	Exhibit 10.4 (1)

10.5	Lease Agreement dated July 17, 2007 between SpectrumDNA,
	Inc. and East West Center, LLC	Exhibit 10.5 (1)

10.6	2008 Equity Incentive Plan	Exhibit 10.1 (2)

21.1	Subsidiaries of the Registrant	Exhibit 21.1 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (18 U.S.C. 1350)	*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on January 28, 2008, File No. 333-148883, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer

Dated:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Banister	President, Chief Executive
James A. Banister	Officer, Chairman of the	March 31, 2009
Board and Director
(Principal Executive Officer)

/s/ Kelly A. McCrystal	Chief Operating Officer	March 31, 2009
Kelly A. McCrystal	(Principal Financial Officer and
Principal Accounting Officer)

/s/ James C. Ackerly	Director	March 31, 2009
James C. Ackerly

/s/ Michael Dowling	Director	March 31, 2009
Michael Dowling

/s/ James Moloshok	Director	March 31, 2009
James Moloshok

/s/ Anthony Stonefield	Director	March 31, 2009
Anthony Stonefield

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report covering the last fiscal year or proxy materials with respect to any annual or other meeting of security holders has been sent to our stockholders.  An annual report and proxy materials may be sent to our stockholders subsequent to the filing of this Form 10-K.  In such event, we shall furnish to the Securities and Exchange Commission copies of any annual report or proxy materials that is sent to our stockholders.