Form 10-Q
period 2009-03-31
SpectrumDNA, Inc.
filed 2009-05-15
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4880377
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1700 Park Avenue, Suite 2020
P.O. Box 682798
Park City, Utah	84068
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒                      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐                      No   ☐
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

Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,747,237outstanding as of May 13, 2009.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended March  31, 2009

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$326,792	$548,499
Accounts receivable, net	11,030	14,000
Prepaid expenses	34,749	59,204

Total Current Assets	372,571	621,703

PROPERTY AND EQUIPMENT, NET	13,234	11,629

OTHER ASSETS

Domain names, net	2,950	3,428
Product development, net	46,725	69,273
Security deposit	5,000	5,000

Total Other Assets	54,675	77,701

TOTAL ASSETS	$440,480	$711,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$32,305	$34,386
Accrued expenses	22,774	11,933

Total Current Liabilities	55,079	46,319
Total Liabilities	55,079	46,319

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,48,747,237 and 48,739,658 shares issued and outstanding	48,747	48,740
Additional paid-in capital	5,648,985	5,309,232
Deficit accumulated during the development stage	(5,312,331)	(4,693,258)

Total Stockholders' Equity	385,401	664,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$440,480	$711,033

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Accumulated
			From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUES, net	$22,030	$7,500	$143,729

COST OF SALES, net	23,026	21,689	164,644

GROSS PROFIT (LOSS)	(996)	(14,189)	(20,915)

OPERATING EXPENSES

General and administrative	102,526	126,962	1,389,983
Salaries and wages	492,707	407,617	3,600,077
Product development expenses	22,608	65,560	415,421
Bad debt expense	-	90	5,225
Depreciation expense	1,905	1,491	13,444

Total Operating Expenses	619,746	601,720	5,424,150

OPERATING LOSS	(620,742)	(615,909)	(5,445,065)

OTHER INCOME
Interest income	1,669	17,860	103,601
Other income	-	-	12,768
Total Other Income	1,669	17,860	116,369

NET LOSS BEFORE INCOME TAXES	(619,073)	(598,049)	(5,328,696)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(619,073)	$(598,049)	$(5,328,696)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,739,742	48,626,667

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period May 15, 2006 (inception) through March 31, 2009

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-	200,000
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-	1,012,500
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-	103,938
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)	(301,652)
Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)	1,014,786
Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-	1,987,500
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-	13,336
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-	800,084
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)	1,982,731
Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	1,198,406
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	664,714
Common shares issued for services at an average of $0.55 per share	-	-	7,579	7	4,159	-	4,166
Compensation expense associated with stock options and warrants	-	-	-	-	335,594	-	335,594
Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	(619,073)	(619,073)

Balance, March 31, 2009 (unaudited)	-	$-	48,747,237	$48,747	$5,648,985	$(5,312,331)	$385,401

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Accumulated
			From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(619,073)	$(598,049)	$(5,312,331)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	24,932	23,481	167,500
Stock options and warrants granted for services rendered	335,594	247,617	2,438,022
Common stock issued for services rendered	4,166	-	59,710
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	2,970	(7,500)	(11,030)
(Increase) decrease in employee advances	-	1,790	-
(Increase) decrease in prepaid expenses	24,455	27,424	(34,749)
(Increase) decrease in security deposits	-	-	(5,000)
Increase (decrease) in accounts payable and accrued expenses	8,759	(2,654)	55,078

Net Cash Used by Operating Activities	(218,197)	(307,891)	(2,642,800)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(3,510)	(8,215)	(26,678)
Cash paid for product development	-	-	(194,322)
Cash paid for intangible assets	-	-	(9,408)

Net Cash Used by Investing Activities	(3,510)	(8,215)	(230,408)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	-	-	3,100,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by Financing Activities	-	-	3,200,000

NET DECREASE IN CASH	(221,707)	(316,106)	326,792

CASH AT BEGINNING OF PERIOD	548,499	1,833,552	-

CASH AT END OF PERIOD	$326,792	$1,517,446	$326,792

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			Accumulated
			From Inception
	For the Three	For the Three	on May 15,
	Months Ended	Months Ended	2006 through
	March 31,	March 31,	March 31,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS:

Common stock issued for services	$4,166	$-	$59,711
Valuation of Stock Options	$335,594	$-	$2,438,022

SPECTRUMDNA, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements that were filed on Form 10-K on March 31, 2009. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 15,737,229 resulting from outstanding stock options were considered but not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	March 31,	March 31,
	2009	2008
Basic and diluted earnings per share:	(unaudited)	(unaudited)
Loss (numerator)	$(619,073)	$(598,049)
Weighted average number of shares outstanding – basic (denominator)	48,739,742	48,626,667

Per share amount	$(0.01)	$(0.01)

NOTE 3- SHARE BASED COMPENSATION

The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the periods ended March 31, 2009 and 2008, the Company recorded $335,594 and $223,404, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in operating expenses. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods ended March 31, 2009 and December 31, 2008 and the weighted-average assumptions used for such grants:

	March 31,	December 31,
	2009	2008

Dividend yields	0.0%	0.0%
Expected volatility	185.8%	68.5%
Risk-free interest rate	2.99%	4.0%
Option terms	4 years	1-4 years

Common Stock Options
Changes in stock options issued to employees for the periods ended March 31, 2009 and December 31, 2008 are as follows:
		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(2,870,030)	0.50
Outstanding, December, 31, 2008	10,900,150	$0.45
Exercisable, December 31, 2008	4,694,465	$0.39
Granted	5,850,100	0.11
Exercised	-	-
Cancelled	1,013,021	0.55
Outstanding, March 31, 2009	15,737,229	$0.32
Exercisable, March 31, 2009	5,517,911	$0.39

The following table summarizes information about employee stock options outstanding at March 31, 2009:

Options Outstanding			Options Exercisable

			Weighted
			Average
Range		Weighted	Remaining		Weighted
Of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price
$0.04	1,620,000	$0.04	7.59	1,305,000	$0.04
0.50	4,189,681	0.50	8.41	2,402,127	0.50
0.55	2,637,448	0.55	9.22	1,291,406	0.55
0.56	1,020,000	0.56	9.35	178,333	0.56
0.46	400,000	0.46	9.50	200,000	0.46
0.21	20,000	0.21	9.05	19,167	0.21
0.11	5,850,100	0.11	9.93	121,877	0.11
	15,737,229	$0.32	8.51	5,517,911	$0.39

As of March 31, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $715,868 and $209,415.  As of March 31, 2008, the aggregate intrinsic value of the options outstanding and exercisable was $750,060 and $354,195, respectively.  The weighted-average grant-date fair value of options granted for the period ended March 31, 2009 was $0.10.  There were no options granted during the period ended March 31, 2008.  The total fair value of shares vested during the first quarters of 2009 and 2008 was $176,721 and $401,881, respectively.

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

Currently, our active enginets are as follows:

The Addictionary (http://www.spectrumdna.com/?page_id=108)

The original strategy for The Addictionary was to build the product into a singular web destination for creating, contributing, contesting and sharing lingo/language.  Market feedback indicated there was a larger opportunity in evolving the engine into a “software-as-a-service” (SaaS) to leverage to multiple existing online communities. We undertook and completed that conversion in the first quarter of 2008, effectively turning one product into dozens of products by licensing the Addictionary to companies desiring social media applications to increase their brands’ awareness and increase engagement of their existing user base.  (See “Business Overview - Sales and Marketing” below).

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

While we continue low-level efforts to market the destination site, http://addictionary.org, our primary focus shifted in the second quarter of 2008 to licensing the Addictionary SaaS to organizations with niche communities.  This focus remained consistent through the first quarter of 2009.

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

In the fourth quarter of 2008, we continued this momentum by partnering with three additional media companies.  In October 2008, NBC Universal licensed and launched The Office Addictionary for their hit television show “The Office” (http://officeaddictionary.com).  The following month, Universal Press Syndicate’s digital group, UClick, licensed the Addictionary for syndication to regional newspapers and websites.  And finally, in December of 2008, E! Entertainment licensed and launched The Celebrity Addictionary (http://celebrityaddictionary.com), which has rapidly grown into the most popular Addictionary implementation.

In the first quarter of 2009, MarketingProfs.com, a Los Angeles-based media property licensed The Marketing Addictionary.  Launch of the enginet occurred in March 2009.  Further, in March 2009, the Company licensed The Horror Addictionary to Comcast’s FearNet Channel, marking the second Comcast Networks property to launch a branded version of The Addictionary enginet.  Launch of the Horror Addictionary is scheduled for June 2009.

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

Recent Events

In April 2009, we licensed the Addictionary to The Ellen DeGeneres Show.  The launch of The Ellen Addictionary occurred in May 2009.  Also subsequent to the end of the first quarter of the 2009 fiscal year, we licensed PlanetTagger to its first partner, UCLA Anderson School of Management’s Entertainment and Media Management Institute.  Launch of the site is anticipated in the third quarter of 2009.

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

Results of Operations

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues for the quarterly period ended March 31, 2009 were $22,030 resulting from E! Entertainment and NBC Universal Addictionary license fees; compared to $7,500 for the quarter ended March 31, 2008 resulting from the anomolous test application of the cooshoo enginet performed for SAP Corporation.  Cost of sales was $23,026 for the three months ended March 31, 2009, compared to $21,689 for the comparable period of 2008. Cost of sales was constituted of the amortization of product development expenses.  We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2009.

Total operating expenses for the first quarter of the 2009 fiscal year were $619,746, compared to $601,720 for the comparable period of 2008, an increase of 3%. The increased operating expenses in 2009 resulted primarily from related increases in salaries and wages ($492,707 in 2009 compared to $407,617 in 2008) offset by a decrease in product development expenses ($22,608 in 2009 compared to $65,560 in 2008). The large increase in salaries and wages is constituted largely of stock-based compensation. The Company recognized $335,594 in expenses pertaining to common stock and stock options granted for services rendered during 2009 compared to $223,404 in 2008.  General and administrative expenses decreased primarily as a result of a decrease in professional fees resulting from the completion of the filing of our registration statement during the second quarter of 2008 ($102,526 in 2009 compared to $126,962 in 2008).

We recognized a net loss of $619,073 for the quarter ended March 31, 2009 compared to a loss of $598,049 for the quarter ended March 31, 2008, an increase of 4%. Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $279,313 and $374,645, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended March 31, 2009, compared to $0.01 for the comparable period of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $326,792 in cash and total liabilities of $55,079.  While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no changes to those accounting pronouncements listed.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the  fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2009, we granted options to 6 persons to purchase an aggregate of 5,850,100 shares of common stock with an exercise price of $0.11 per share.  These stock options were granted pursuant to the Company’s 2008 Equity Incentive Plan which was adopted by the Board of Directors of the Company on June 30, 2008.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

Dated: May 15, 2009	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)