Form 10-Q
period 2009-06-30
SpectrumDNA, Inc.
filed 2009-08-14
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,747,237 outstanding as of August 14, 2009.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended June 30, 2009

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$112,839	$548,499
Accounts receivable, net	42,750	14,000
Prepaid expenses	12,580	59,204

Total Current Assets	168,169	621,703

PROPERTY AND EQUIPMENT, NET	11,122	11,629

OTHER ASSETS

Domain names, net	2,472	3,428
Product development, net	28,970	69,273
Security deposit	5,000	5,000

Total Other Assets	36,442	77,701

TOTAL ASSETS	$215,733	$711,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$43,326	$34,386
Accrued expenses	40,734	11,933

Total Current Liabilities	84,060	46,319
Total Liabilities	84,060	46,319

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,747,237 and 48,739,658 shares issued and outstanding	48,747	48,740
Additional paid-in capital	6,003,490	5,309,232
Deficit accumulated during the development stage	(5,920,564)	(4,693,258)

Total Stockholders' Equity	131,673	664,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,733	$711,033

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					Accumulated
					From Inception
	For the Three	For the Three	For the Six	For the Six	on May 15,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

REVENUES, net	$50,750	$13,826	$72,780	$21,326	$194,479

COST OF SALES, net	18,233	27,755	41,259	49,444	182,877

GROSS PROFIT (LOSS)	32,517	(13,929)	31,521	(28,118)	11,602

OPERATING EXPENSES

General and administrative	118,767	49,819	221,293	176,781	1,508,750
Salaries and wages	515,372	520,745	1,008,079	928,362	4,099,084
Product development expenses	4,784	76,147	27,392	141,707	420,205
Bad debt expense	-	-	-	90	5,225
Depreciation expense	2,112	3,845	4,017	5,336	15,556

Total Operating Expenses	641,035	650,556	1,260,781	1,252,276	6,048,820

OPERATING LOSS	(608,518)	(664,485)	(1,229,260)	(1,280,394)	(6,037,218)

OTHER INCOME (EXPENSES)
Interest income	285	8,713	1,954	26,573	103,886
Other income	-			-	12,768
Total Other Income (Expenses)	285	8,713	1,954	26,573	116,654

NET LOSS BEFORE INCOME TAXES	(608,233)	(655,772)	(1,227,306)	(1,253,821)	(5,920,564)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$(608,233)	$(655,772)	$(1,227,306)	$(1,253,821)	$(5,920,564)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,747,237	48,647,267	48,743,468	48,638,947

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period May 15, 2006 (inception) through June 30, 2009

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-	200,000
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-	1,012,500
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-	103,938
Net loss for the period from inception on May 15, 2006 through
December 31, 2006	-	-	-	-	-	(301,652)	(301,652)
Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)	1,014,786
Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-	1,987,500
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-	13,336
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-	800,084
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)	1,982,731
Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	1,198,406
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	664,714
Common shares issued for services at an average of $0.55 per share	-	-	7,579	7	4,159	-	4,166
Compensation expense associated with stock options and warrants	-	-	-	-	690,099	-	690,099
Net loss for the three months ended
June 30, 2009 (unaudited)	-	-	-	-	-	(1,227,306)	(1,227,306)

Balance June 30, 2009	-	-	48,747,237	48,747	6,003,490	(5,920,564)	131,673

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Accumulated
			From Inception
	For the Six	For the Six	on May 15,
	Months Ended	Months Ended	2006 through
	June 30,	June 30,	June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,227,306)	$(1,253,821)	$(5,920,564)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	45,277	49,780	187,845
Stock options and warrants granted for services rendered	690,099	554,138	2,792,527
Common stock issued for services rendered	4,166	19,842	59,710
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(28,750)	(16,000)	(42,750)
(Increase) decrease in employee advances	-	1,790	-
(Increase) decrease in prepaid expenses	46,624	38,686	(12,580)
(Increase) decrease in security deposits	-	-	(5,000)
Increase (decrease) in accounts payable and accrued expenses	37,741	(17,984)	84,060

Net Cash Used by Operating Activities	(432,150)	(623,569)	(2,856,753)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(3,510)	(11,492)	(26,678)
Cash paid for product development	-	(4,930)	(194,322)
Cash paid for intangible assets	-	(3,095)	(9,408)

Net Cash Used by Investing Activities	(3,510)	(19,517)	(230,408)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	-	-	3,100,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by Financing Activities	-	-	3,200,000

NET DECREASE IN CASH	(435,660)	(643,086)	112,839

CASH AT BEGINNING OF PERIOD	548,499	1,833,552	-

CASH AT END OF PERIOD	$112,839	$1,190,466	$112,839

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			Accumulated
			From Inception
	For the Six	For the Six	on May 15,
	Months Ended	Months Ended	2006 through
	June 30,	June 30,	June 30,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$	$	$
Income Taxes	$	$	$

NON-CASH TRANSACTIONS:

Common stock issued for services	$4,166	$19,842	$59,711
Valuation of Stock Options	$690,099	$554,138	$2,792,527

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 17,087,229 resulting from outstanding stock options were considered but not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per share:
Loss (numerator)	$(608,233)	$(655,772)	$(1,227,306)	$(1,253,821)
Weighted average number of shares outstanding – basic (denominator)	48,747,237	48,647,267	48,743,468	48,638,947

Per share amount	$(0.01)	$(0.01)	$(0.03)	$(0.03)

NOTE 3- SHARE BASED COMPENSATION

The Company adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the six months ended June 30, 2009 and 2008, the Company recorded $690,099 and $554,138, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in operating expenses. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods ended June 30, 2009 and December 31, 2008 and the weighted-average assumptions used for such grants:
	June 30,	December 31,
	2009	2008
Dividend yields	0.0%	0.0%
Expected volatility	177.6%	68.5%
Risk-free interest rate	3.15%	4.0%
Option terms	1 - 4 years	1-4 years

Common Stock Options
Changes in stock options issued to employees for the periods ended June 30, 2009 and December 31, 2008 are as follows:
		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2006	2,970,000	$0.04
Granted	6,890,180	0.50
Exercised	-	-
Cancelled	(1,350,000)	0.04
Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(2,870,030)	0.50
Outstanding, December, 31, 2008	10,900,150	$0.45
Exercisable, December 31, 2008	4,694,465	$0.39
Granted	7,300,100	0.13
Exercised	-	-
Cancelled	(1,113,021)	0.54
Outstanding, June 30, 2009	17,087,229	$0.31
Exercisable, June 30, 2009	6,785,423	$0.38

The following table summarizes information about employee stock options outstanding at June 30, 2009:

Options Outstanding			Options Exercisable

			Weighted
			Average
Range		Weighted	Remaining		Weighted
Of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price
$0.04	1,620,000	$0.04	7.35	1,440,000	$0.04
0.50	4,089,681	0.50	8.16	2,674,425	0.50
0.55	2,637,448	0.55	8.97	1,550,990	0.55
0.56	1,020,000	0.56	9.10	245,333	0.56
0.46	400,000	0.46	9.26	300,000	0.46
0.21	20,000	0.21	8.80	20,000	0.21
0.11	5,850,100	0.11	9.68	487,508	0.11
0.17	1,000,000	0.17	9.79	52,083	0.17
0.34	250,000	0.34	9.94	10,417	0.34
0.33	200,000	0.33	9.99	4,167	0.33
	17,087,229	$0.31	8.38	6,785,423	$0.38

As of June 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $820,569 and $278,596.  As of June 30, 2008, the aggregate intrinsic value of the options outstanding and exercisable was $750,060 and $354,195, respectively.  The weighted-average grant-date fair value of options granted for the period ended June 30, 2009 was $0.12.  The weighted-average grant-date fair value of options granted for the period ended June 30, 2008 was $0.42.  The total fair value of shares vested during the period ended June 30, 2009 and 2008 was $425,692 and $619,386, respectively.

NOTE 4 – GOING CONCERN
The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At June 30, 2009 while the Company’s current assets exceeded its current liabilities, it has incurred substantial losses in this and prior fiscal years and has recorded negative cash flows from operations in this and prior fiscal years.  At June 30, 2009, the Company’s cash balance was $112,839.

The Company implemented significant cost cutting measures in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of its products.

NOTE 5 – SUBSEQUENT EVENTS
On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  The Company will compensate HFP for these consulting services by issuing to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which shall vest and become issuable to HFP or its designees 120 days from the full execution of the Agreement.

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

References in this document to “us,” “we,” “SpectrumDNA” or “the Company” refer to SpectrumDNA, Inc., and its direct and indirect wholly-owned subsidiaries.

Our corporate address is 1700 Park Avenue, Suite 2020, P.O. Box 682798, Park City, Utah 84068.  Our telephone number is (435) 658-1349.   The Company’s website is http://www.spectrumdna.com.

Organization

Our Company is presently comprised of SpectrumDNA, Inc., a Delaware corporation, with two wholly-owned subsidiaries, Cooshoo, Inc. and SpectrumDNA Studios, also Delaware corporations.  We use the trade names “SpectrumDNA, Inc.” or “SpectrumDNA Studios, Inc.” in our commercial operations.

(b)  Business Overview

General

SpectrumDNA, Inc. is a social media studio that creates Digital Network Applications and engines of engagement (or “Enginets”) for media outlets and advertisers looking to cost-effectively capture specific audience behaviors and develop advertiser-safe user-generated and user-marketed content.  Enginets are branded web and wireless-based network experiences - Web 2.0 (and beyond) software applications — that empower users to take active roles in their community.

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

Strong evidence exists that the history of success in online and mobile web is a history of “capturing behavior”—searching, dating, self-expression, shopping, social networking, job-seeking, travel, with many more behaviors left to capture-and-nurture.  Further the nature of social media is such that software applications seeking to capture user behavior must be evolutionary by-design.  Our team is trained in leading-edge agile-adaptive techniques that enable us to quickly adapt our engines’ functionality, form and content to actual user-behavior, partner requests and advertiser/sponsor imperatives.

Current Products

Engines of engagement, or enginets, can create new ways to capture-and-nurture audiences and help existing organizations and online networks improve key audience metrics—drive more unique users, more frequency of usage by each user, and a deeper, longer engagement in each user visit.  Our product development strategy is to develop, incubate and produce enginets based on observed emergent audience behavior.

Currently, our active enginets are as follows:

The Addictionary (http://www.spectrumdna.com/?page_id=108)

The Addictionary is a social wordplay engine.  The original strategy for The Addictionary was to build the product into a singular web destination for creating, contributing, contesting and sharing lingo/language.  Market feedback indicated there was a larger opportunity in evolving the engine into a “software-as-a-service” (SaaS) that enabled us to instance the social wordplay engine for multiple existing online communities, as each affinity group has its own idiosyncratic lingo and social morays (e.g. golfers vs. pet owners).  We undertook and completed that conversion in the first quarter of 2008, effectively turning one product into dozens of products by licensing the Addictionary to companies desiring social media applications to increase their brands’ awareness and increase engagement of their existing user base.

This move pre-dated, and we believe predicted a now rapidly emerging trend in social media—social  nicheworking—which are software applications for web and mobile wireless that target specific affinity groups, either direct-to-consumer or in partnership with traditional media entities or brand advertisers targeting those affinity groups.

PlanetTagger (http://www.spectrumdna.com/?page_id=122)

PlanetTagger is a location-based social networking engine.  The pre-cursor to PlanetTagger, our now-discontinued cooshoo.com property, was originally intended as a direct-to-consumer software application—a singular destination aimed at capturing “missed connections” behavior that was naturally emerging on sites like craigslist.org.  Similar to our repositioning of The Addictionary, we re-engineered the cooshoo.com application into a generalized location-based services application and re-branded it PlanetTagger—another example of the software-as-a-service that can be offered to any niche community looking to capture and nurture location-based behavior.  Like The Addictionary, emergence of PlanetTagger as a software-as-a-service effectively turned one product into dozens of products.

New Products

We maintain a product development pipeline that is continually re-prioritized based on commercial opportunity, market feedback and market conditions.  Our development pipeline is based on our proprietary enginetworking process.

Sales, Marketing and Performance

Currently, mainstream advertising is based primarily on the “impression” model, such as thirty-second television commercials, print ads and radio spots; but the emergence of social media enables a new methodology for engaging audiences.  Advertisers spend billions of dollars every year to create a “spark” with a target constituency.  Typically these expenditures take the form of limited-run ad campaigns (e.g. 13-week television ad run), or fixed-length events (e.g. the Superbowl).  However, when these events end, the exposure to and engagement with the sponsor’s audience concludes.  Such campaigns can be characterized as “planting dead trees.”

With very little change in existing, and long-standing, advertising industry methodologies, advertisers can augment their limited-run campaigns that they are already doing  with an engine of engagement—an enginet.  This way, the dollars they are already investing in reaching their desired audience—the “spark”—can be used to prime an engine that has the potential to create a long-term return on investment by offering the audience a more engaging social media experience with potential to grow into a self-perpetuating messaging engine.

Conversely, traditional media outlets (print, broadcast, online) are in the business of building assets, and often the foundation of their business models rest on support from brand advertisers.  But traditional media outlets aren’t proficient at creating social media experiences (as they are rooted in linear media— push media instead of conversational media).

In our sales and marketing strategy, SpectrumDNA has pioneered the business of social nicheworking—providing white-label social media experiences that media entities or brand advertisers (or both) can offer to their target affinity groups.  Instead of launching “yet another web2.0 destination,” SpectrumDNA partners with institutions already spending the time, money and effort to engage their target affinity group, providing them with the social media expertise they lack.  Our Addictionary property has over 4 million monthly unique users now (and growing) using this social nicheworking partnership strategy.

Our first Addictionary transaction of this type was signed in June 2008 with Comedy Central.  As a result, we are the provider of the Political Addictionary (http://politicaladdictionary.com) to Comedy Central’s Indecision 2008 brand (http://indecision2008.com).  Our partnership with Comedy Central on the Political Addictionary (http://politicaladdictionary.com) set two significant milestones for our business:

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

In the fourth quarter of 2008, we continued this momentum by partnering with three additional media companies.  In October 2008, NBC Universal licensed and launched The Office Addictionary for their hit television show “The Office” (http://officeaddictionary.com).  The following month, Universal Press Syndicate’s digital group, UClick, licensed the Addictionary for syndication to regional newspapers and websites.  And finally, in December of 2008, E! Entertainment, a Comcast Networks property, licensed and launched The Celebrity Addictionary  (http://celebrityaddictionary.com), which has rapidly grown into the most popular Addictionary implementation.

In the first quarter of 2009, MarketingProfs.com, a Los Angeles-based media property licensed The Marketing Addictionary, with the launch of the enginet occurring during that quarter.  Further, in the first quarter of 2009, the Company licensed The Horror Addictionary to Comcast’s FearNet Channel, marking the second Comcast Networks property to launch a branded version of The Addictionary enginet.  The Horror Addictionary launched in the second quarter of 2009.

In the second quarter of 2009, the Company licensed its Addictionary enginet to The Ellen DeGeneres show with the site launching later that quarter.  Also in that quarter, the Company licensed the Addictionary to Dictionary.com, an operating business unit of IAC, with the launch of scheduled for third quarter of 2009.  Finally, the Company licensed the Addictionary to News Corp’s daily newspaper The New York Post, with the launch of the New York Addictionary scheduled for third quarter of 2009, as well.

The Addictionary has proven itself very capable of moving the needle on our Partners’ core audience metrics.  For example, the Political Addictionary doubled average time-on-site for Comedy Central’s Indecision2008 efforts leading up to the election, and approximately 40% of visitors to E! Online spend twice as much time-on-site because of the Celebrity Addictionary feature.

We continue to evolve the Addictionary platform to build on successes to-date and continue sales efforts targeting the 500+ potential “verticals” we’ve identified—from IP-based communities like The Office, Harry Potter or Star Trek to subject-matter communities like golf, gardening, celebrity, local geography (e.g. New York) or pet ownership.

Our emerging sales focus is on licensing PlanetTagger.  During the second quarter of 2009, “whisper sales meetings” held prior to the launch of the deployable PlanetTagger product resulted in our first license sold—to UCLA Anderson School of Management’s Entertainment and Media Management Institute.  Launch of the site is anticipated in the third quarter of 2009.

PlanetTagger sales efforts will remain low-level until we are able to expand our sales force.

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

Results of Operations

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues for the quarterly period ended June 30, 2009 were $50,750 resulting primarily from E! Entertainment Addictionary license fees, UCLA PlanetTagger license fees, and partial set-up fees from Dictionary.com and NY Post; compared to $13,826 for the quarter ended June 30, 2008 resulting from license fees from Comedy Central for the Political Addictionary and the advance for the publication of the book Addictionary: Brave New Words.  Cost of sales was $18,233 for the three months ended June 30, 2009, compared to $27,755 for the comparable period of 2008.  Cost of sales was constituted primarily of the amortization of product development expenses.  We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2009.

Total operating expenses for the second quarter of the 2009 fiscal year were $641,035, compared to $650,556 for the comparable period of 2008, a decrease of 1%.  The decreased operating expenses in 2009 resulted primarily from related decreases in salaries and wages ($515,372 in 2009 compared to $520,745 in 2008) as well as a decrease in product development expenses ($4,784 in 2009 compared to $76,147 in 2008).  Included in salaries and wages were expenses pertaining to common stock and stock options granted for services rendered.  The Company recognized $354,505 in these expenses during the second quarter of 2009 compared to $318,448 in 2008.  General and administrative expenses increased primarily as a result of increases in deferred salary expenses, public relations expenses, travel expenses related to the sales and marketing process, insurance expenses, and site hosting offset by decreases in fees related to the filing of the registration statement in the second quarter of 2008.  ($118,767 in 2009 compared to $49,819 in 2008).

We recognized a net loss of $608,233 for the quarter ended June 30, 2009 compared to a loss of $655,772 for the quarter ended June 30, 2008, a decrease of 7%.  Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $253,728 and $337,324, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended June 30, 2009, compared to $0.01 for the comparable period of 2008.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues for the six month period ended June 30, 2009 were $72,780 resulting primarily from E! Entertainment and NBC Universal Addictionary license fees, UCLA PlanetTagger license fees, and partial set-up fees from Dictionary.com; compared to $21,326 for six month period ended June 30, 2008 resulting from license fees from Comedy Central for the Political Addictionary, the advance for the publication of the book Addictionary: Brave New Words, and the anomolous test application of the cooshoo enginet performed for SAP Corporation.  Cost of sales was $41,259 for the six months ended June 30, 2009, compared to $49,444 for the comparable period of 2008. Cost of sales was primarily constituted of the amortization of product development expenses.  We have entered into several service and sales contracts which are expected to provide increased revenues for the remainder of 2009.

Total operating expenses for the first half of the 2009 fiscal year were $1,260,781 compared to $1,252,276 for the comparable period of 2008, an increase of 1%.  The increased operating expenses in 2009 resulted primarily from related increases in salaries and wages ($1,008,079 in 2009 compared to $928,362 in 2008) offset by a decrease in product development expenses ($27,392 in 2009 compared to $141,707 in 2008).  The large increase in salaries and wages is constituted largely of stock-based compensation.  The Company recognized $694,265 in expenses pertaining to common stock and stock options granted for services rendered during the first half of 2009 compared to $573,980 in 2008.  General and administrative expenses increased primarily as a result of increases in deferred salary expenses, travel expenses related to the sales and marketing process, insurance expenses, and site hosting offset by decreases in fees related to the filing of the registration statement in the second quarter of 2008 ($221,293 in 2009 compared to $176,781 in 2008).

We recognized a net loss of $1,227,306 for the six month period ended June 30, 2009 compared to a loss of $1,253,821 for the six month period ended June 30, 2008, a decrease of 2%.  Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $533,041 and $679,841, respectively. Our basic and diluted net loss per share was $0.03 for the six months ended June 30, 2009, compared to $0.03 for the comparable period of 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $112,839 in cash and total liabilities of $84,060. While our current assets exceeded our current liabilities, we have incurred substantial losses in this and prior fiscal years and have recorded negative cash flows from operations in this and prior fiscal years.  As a result, management does not believe our current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We implemented significant cost cutting measures in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of our products.  In addition, we are actively seeking additional sources of financing to fund our operations for the foreseeable future.  No assurance can be made, however, that we will be able to obtain such additional funding on terms acceptable to us, if at all.  Our need to obtain capital from outside investors is expected to continue until the time, if ever, our cash flow from operations is sufficient to fund our financial needs. Therefore, if sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding in the future.  If additional capital cannot be obtained, we may have to delay or postpone development or other expenditures which can be expected to harm our competitive position, business operations and growth potential.  Changes in capital markets and the cost of capital are unpredictable.  Any failure to obtain such financing now or in the future, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

For the six months ended June 30, 2009, the Company’s Net Cash Used by Operating Activities was $432,250 compared to $623,569 for the comparable period in 2008.  The decrease in Net Cash Used by Operating Activities between the two periods resulted from decreases in cash-based salaries and wages, decreases in product development expenses, and increases in accounts payable.

For the six months ended June 30, 2009, the Company’s Net Cash Used for Investing Activities was $3,510 compared to $19,517 for the comparable period in 2008.  The decrease in Net Cash Used by Investing Activities between the two periods resulted from decreases in fixed asset purchases as well as the Company’s decision to expense rather than capitalize certain intangible assets and product development costs.

Net Cash Provided by Financing Activities was zero for the period ended June 30, 2009 and June 30, 3008.

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

Item 4T.         Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009, the Company had neither any unregistered sales of equity securities nor any exercise of options generating proceeds to the Company.  However, during the second quarter of 2009, the Company granted stock options to various employees, board members, and consultants to purchase an aggregate of 1,450,000 shares of common stock with exercise prices ranging from $0.17 to $0.34 per share and vesting schedules ranging from 12 to 48 months.  The term of each of the options is ten years.  All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SPECTRUMDNA, INC.
(Registrant)

Dated:August 14, 2009	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)