Form 10-Q
period 2009-09-30
SpectrumDNA, Inc.
filed 2009-11-16
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 48,747,237 outstanding as of November 13, 2009.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
Period Ended September 30, 2009

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$34,901	$548,499
Accounts receivable, net	33,550	14,000
Prepaid expenses	-	59,204

Total Current Assets	68,451	621,703

PROPERTY AND EQUIPMENT, NET	8,464	11,629

OTHER ASSETS

Domain names, net	3,341	3,428
Product development, net	17,534	69,273
Security deposit	5,000	5,000

Total Other Assets	25,874	77,701

TOTAL ASSETS	$102,789	$711,033

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$114,014	$34,386
Accrued expenses	60,133	-
Interest payable	453	-
Stock subscription advances	42,000	-
Payroll liabilities	52,367	11,933

Total Current Liabilities	268,968	46,319
Total Liabilities	268,968	46,319

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,747,237 and 48,739,658 shares issued and outstanding, respectively	48,747	48,740
Additional paid-in capital	6,336,764	5,309,232
Deficit accumulated during the development stage	(6,551,690)	(4,693,258)

Total Stockholders' Equity (Deficit)	(166,179)	664,714
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,789	$711,033

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Accumulated From Inception on May 15, 2006 through September 30,
	2009	2008	2009	2008	2009
REVENUES, net	$48,800	$28,590	$121,580	$49,916	$243,279

COST OF SALES, net	11,918	24,655	53,177	74,099	194,795

GROSS PROFIT (LOSS)	36,882	3,935	68,403	(24,183)	48,484

OPERATING EXPENSES

General and administrative	129,492	195,205	350,785	371,986	1,638,242
Salaries and wages	493,986	465,301	1,502,065	1,393,663	4,593,070
Product development expenses	41,902	49,120	69,294	190,827	462,107
Bad debt expense	-	-	-	90	5,225
Depreciation expense	2,658	1,659	6,675	6,995	18,214

Total Operating Expenses	668,038	711,285	1,928,819	1,963,561	6,716,858

OPERATING LOSS	(631,156)	(707,350)	(1,860,416)	(1,987,744)	(6,668,374)

OTHER INCOME (EXPENSES)
Interest income	30	7,119	1,984	33,692	103,916
Other income	-	-	-	-	12,768
Total Other Income (Expenses)	30	7,119	1,984	33,692	116,684

NET LOSS BEFORE INCOME TAXES	(631,126)	(700,231)	(1,858,432)	(1,954,052)	(6,551,690)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$(631,126)	$(700,231)	$(1,858,432)	$(1,954,052)	$(6,551,690)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,747,237	48,671,754	48,744,738	48,648,635

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period May 15, 2006 (inception) through September 30, 2009

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, May 15, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of founder shares at inception	-	-	37,200,000	37,200	(37,200)	-	-
Common shares issued for cash at $0.037 per share	-	-	5,400,000	5,400	194,600	-	200,000
Common shares issued for cash at $0.50 per share	-	-	2,025,000	2,025	1,010,475	-	1,012,500
Compensation expense associated with stock options and warrants	-	-	-	-	103,938	-	103,938
Net loss for the period from inception on May 15, 2006 through December 31, 2006	-	-	-	-	-	(301,652)	(301,652)

Balance, December 31, 2006	-	-	44,625,000	44,625	1,271,813	(301,652)	1,014,786
Common shares issued for cash at $0.50 per share	-	-	3,975,000	3,975	1,983,525	-	1,987,500
Common shares issued for services at $0.50 per share	-	-	26,667	27	13,309	-	13,336
Compensation expense associated with stock options and warrants	-	-	-	-	800,084	-	800,084
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,832,975)	(1,832,975)

Balance, December 31, 2007	-	-	48,626,667	48,627	4,068,731	(2,134,627)	1,982,731
Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	1,198,406
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	664,714
Common shares issued for services at an average of $0.55 per share	-	-	7,579	7	4,159	-	4,166
Compensation expense associated with stock options and warrants	-	-	-	-	1,023,373	-	1,023,373
Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	-	(1,858,432)	(1,858,432)

Balance September 30, 2009 (unaudited)	-	$-	48,747,237	$48,747	$6,336,764	$(6,551,690)	$(166,179)

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Accumulated From Inception on May 15, 2006 through September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,858,432)	$(1,954,052)	$(6,551,690)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	59,852	81,094	202,420
Stock options and warrants granted for services rendered	1,023,373	885,059	3,125,801
Common stock issued for services rendered	4,166	24,625	59,709
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(19,550)	(34,500)	(33,550)
(Increase) decrease in employee advances	-	1,790	-
(Increase) decrease in prepaid expenses	59,204	(40,997)	-
(Increase) decrease in security deposits	-	-	(5,000)
Increase (decrease) in accounts payable and accrued expenses	128,282	10,013	174,601
Increase (decrease) in payroll liabilities	52,367	-	52,367

Net Cash Used in Operating Activities	(550,738)	(1,026,968)	(2,975,342)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(3,510)	(10,101)	(26,678)
Cash paid for product development	-	(16,686)	(194,322)
Cash paid for intangible assets	(1,350)	(3,095)	(10,758)

Net Cash Used in Investing Activities	(4,860)	(29,882)	(231,757)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	-	-	3,100,000
Cash received from stock subscription advances	42,000		42,000
Cash received on exercise of warrants	-	-	100,000

Net Cash Provided by Financing Activities	42,000	-	3,242,000

NET DECREASE IN CASH	(513,598)	(1,056,850)	34,901

CASH AT BEGINNING OF PERIOD	548,499	1,833,552	-

CASH AT END OF PERIOD	$34,901	$776,702	$34,901

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
 (unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Accumulated From Inception on May 15, 2006 through September 30,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS:

Common stock issued for services	$4,166	$24,625	$59,709
Valuation of Stock Options	$1,023,373	$885,059	$3,125,801

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with GAAP. Under  GAAP, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options, is reflected in diluted earnings per share by application of the treasury stock method. Potential common shares of 17,087,229 resulting from outstanding stock options were considered but not included in the calculation of diluted income (loss) per share as their effect would be antidilutive.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss (numerator)	$(631,126)	$(700,231)	$(1,858,432)	$(1,954,052)
Weighted average number of shares outstanding – basic (denominator)	48,747,237	48,671,754	48,744,738	48,648,635
Per share amount	$(0.01)	$(0.01)	$(0.04)	$(0.04)

NOTE 3- SHARE BASED COMPENSATION

The Company follows GAAP in valuing its share based compensation, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the nine months ended September 30, 2009 and 2008, the Company recorded $1,023,373 and $885,059, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in operating expenses. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods ended September 30, 2009 and December 31, 2008 and the weighted-average assumptions used for such grants:

	September 30,	December 31,
	2009	2008
	(unaudited)
Dividend yields	0.0%	0.0%
Expected volatility	177.6%	68.5%
Risk-free interest rate	3.15%	4.0%
Option terms	1 - 4 years	1-4 years

Common Stock Options
Changes in stock options issued to employees for the periods ended September 30, 2009 and December 31, 2008 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2007	8,510,180	$0.41
Exercisable, December 31, 2007	1,460,833	$0.34
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(2,870,030)	0.50
Outstanding, December, 31, 2008	10,900,150	$0.45
Exercisable, December 31, 2008	4,694,465	$0.39
Granted	7,300,100	0.13
Exercised	-	-
Cancelled	(1,113,021)	0.54
Outstanding, September 30, 2009	17,087,229	$0.31
Exercisable, September 30, 2009	7,961,061	$0.37

The following table summarizes information about employee stock options outstanding at September 30, 2009:

Options Outstanding			Options Exercisable
			Weighted
			Average
Range		Weighted	Remaining		Weighted
Of		Average	Contractual		Average
Exercise	Number	Exercise	Life	Number of	Exercise
Prices	Outstanding	Price	(in years)	Options	Price
$0.04	1,620,000	$0.04	7.09	1,575,000	$0.04
0.50	4,089,681	0.50	7.93	2,865,056	0.50
0.55	2,637,448	0.55	8.75	1,729,115	0.55
0.56	1,020,000	0.56	8.84	308,333	0.56
0.46	400,000	0.46	9.01	400,000	0.46
0.21	20,000	0.21	8.55	20,000	0.21
0.11	5,850,100	0.11	9.42	853,140	0.11
0.17	1,000,000	0.17	9.54	114,583	0.17
0.34	250,000	0.34	9.68	41,667	0.34
0.33	200,000	0.33	9.73	54,167	0.33
	17,087,229	$0.31		7,961,061	$0.37

As of September 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $267,662 and $163,538, respectively.  As of September 30, 2008, the aggregate intrinsic value of the options outstanding and exercisable was $427,860 and $237,525, respectively.  The weighted-average grant-date fair value of options granted for the period ended September 30, 2009 was $0.12.  The weighted-average grant-date fair value of options granted for the period ended September 30, 2008 was $0.43.  The total fair value of shares vested during the period ended September 30, 2009 and 2008 was $429,966 and $691,573, respectively.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At September 30, 2009, the Company’s current liabilities exceeded it current assets.  Additionally, it has incurred substantial losses in this and prior fiscal years and has recorded negative cash flows from operations in this and prior fiscal years.  At September 30, 2009, the Company’s cash balance was $34,901. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to continue as a going concern includes significant cost cutting measures implemented in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of its products.  In addition, the Company is actively seeking additional sources of financing to fund its operations for the foreseeable future.

NOTE 5 – CONSULTING AGREEMENT

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  The Company will compensate HFP for these consulting services by issuing to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which shall vest and become issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.

NOTE 6 – PRIVATE FINANCING TRANSACTIONS

During September 2009, the Company commenced a private offering of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities are being offered to accredited investors only. The securities have not be registered under the Securities Act of 1933, as amended (the “Act”) and are being offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  There can be no assurance that the Company will be able to complete the offering.  This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful.

Also, during the third quarter of 2009, the Company received an aggregate of $42,000 in stockholder advances from its Chief Executive Officer and another stockholder which funds were advanced towards the Bridge Financing in the form of Convertible Notes.   See Note 7 below.

NOTE 7 – SUBSEQUENT EVENTS

On November 2, 2009 and November 12, 2009, and in connection with a private debt offering (“Bridge Financing”) subsequent to the quarter ended September 30, 2009, the Company raised $55,000 from two investors from the sale of Convertible Promissory Notes in the principal amount of $55,000 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 550,000 common stock purchase warrants were also issued to such investors.  Similarly, on November 12, 2009, and in connection with the Bridge Financing, the Company issued Convertible Promissory Notes to its Chief Executive Officer and another stockholder in the principal amount of $42,000 due three months from issuance bearing interest at a 90-day rate of 10%, resulting from the funds advanced by such two stockholders during the third quarter of 2009.  See Note 6 above.  In connection with such issuance, 420,000 common stock purchase warrants were also issued to the two stockholders.

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

In the second quarter of 2009, the Company licensed its Addictionary enginet to The Ellen DeGeneres show with the site launching later that quarter.  Also in that quarter, the Company licensed the Addictionary to Dictionary.com, an operating business unit of IAC, with the launch of scheduled for first quarter of 2010.  Finally, the Company licensed the Addictionary to News Corp’s daily newspaper The New York Post, with the launch of the New York Addictionary occurring in October 2009.

In the third quarter of 2009, the Company agreed to license the Addicitonary to Comedy Central’s television show Secret Girlfriend, representing the second Comedy Central property to launch a branded version of the Additictionary enginet.  The site launched during the first week of October 2009.  Also in the third quarter, the Company agreed to license the Gamers’ Addictionary to G4TV.com, which marks the third Comcast Networks property to license a branded Addictionary enginget.  Finally, in the fourth quarter of 2009, the Company licensed the Addictionary to streetball.com, a site dedicated to the basketball and hip hop lifestyle.  Both the Gamers’ Addictionary and the streetball.com Addicitonary are scheduled to launch during the fourth quarter of 2009.

The Addictionary has proven itself very capable of moving the needle on our Partners’ core audience metrics.  For example, the Political Addictionary doubled average time-on-site for Comedy Central’s Indecision2008 efforts leading up to the election, and approximately 40% of visitors to E! Online spend twice as much time-on-site because of the Celebrity Addictionary feature.

We continue to evolve the Addictionary platform to build on successes to-date.  We are continuing sales efforts targeting the 500+ potential “verticals” we’ve identified—from IP-based communities like The Office, Harry Potter or Star Trek to subject-matter communities like golf, gardening, celebrity, local geography (e.g. New York) or pet ownership.  Sales discussions during the third and into the fourth quarter have focused on a number of verticals in including parenting, sports, news, financial news, and food as well as brand marketers and traditional media outlets looking to engage online audiences around their brands or properties.

Our emerging sales focus is on licensing PlanetTagger.  During the second quarter of 2009, preliminary meetings held prior to the launch of the deployable PlanetTagger product resulted in our first license sold to UCLA Anderson School of Management’s Entertainment and Media Management Institute (dba Managing Enterprises in Entertainment, Media, and Sports).  Launch of the site occurred in November 2009.

PlanetTagger sales efforts will remain low-level until we are able to expand our sales force.  Despite our limited sales and marketing resources, during the third quarter and continuing into the fourth quarter, the Company has had and continues to have sales meetings regarding potential PlanetTagger installations with a number of companies and institutions within the sports, music, and pharmaceutical industries as well as various governmental entities.

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

Employees

As of the date hereof, the Company has seven (7) full-time employees located in Park City, UT, Helena, MT, and Billings, MT.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer. The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards. It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues for the quarterly period ended September 30, 2009 were $48,800 resulting primarily from E! Entertainment Addictionary license fees, UCLA PlanetTagger license fees, and partial set-up fees from Dictionary.com and NY Post; compared to $28,590 for the quarter ended September 30, 2008 resulting from license fees from Comedy Central for the Political Addictionary and set-up fees from NBC’s The Office.  Cost of sales was $11,918 for the three months ended September 30, 2009, compared to $24,655 for the comparable period of 2008.  Cost of sales was constituted primarily of the amortization of product development expenses.

Total operating expenses for the third quarter of the 2009 fiscal year were $668,038, compared to $711,285 for the comparable period of 2008, a decrease of 6%.  The decreased operating expenses in 2009 resulted primarily from related increases in salaries and wages ($493,986 in 2009 compared to $465,301 in 2008) offset by decreases in product development expenses ($41,902 in 2009 compared to $49,120 in 2008) and general and administrative expenses ($129,492 in 2009 compared to $195,205 in 2008).  Included in salaries and wages were expenses pertaining to common stock and stock options granted for services rendered.  The Company recognized $333,274 in these expenses during the third quarter of 2009 compared to $330,921 in 2008.  General and administrative expenses decreased primarily as a result of decreases in travel expenses related to the sales and marketing process and marketing and public relations expenses offset by increases in deferred salary expenses and site hosting costs.

We recognized a net loss of $631,126 for the quarter ended September 30, 2009 compared to a loss of $700,231 for the quarter ended September 30, 2008, a decrease of 10%.  Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $297,852 and $369,310, respectively. Our basic and diluted net loss per share was $0.01 for the three months ended September 30, 2009, compared to $0.01 for the comparable period of 2008.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues for the nine month period ended September 30, 2009 were $121,580 resulting primarily from E! Entertainment, FearNet and NBC Universal Addictionary license fees, UCLA PlanetTagger license fees, and partial set-up fees from Dictionary.com and NY Post; compared to $49,916 for nine month period ended September 30, 2008 resulting from license fees from Comedy Central for the Political Addictionary and set-up fees from NBC’s The Office.  Cost of sales was $53,177 for the nine months ended September 30, 2009, compared to $74,099 for the comparable period of 2008. Cost of sales was primarily constituted of the amortization of product development expenses.

Total operating expenses for the first nine months of the 2009 fiscal year were $1,928,819 compared to $1,963,561 for the comparable period of 2008, a decrease of 2%.  The decreased operating expenses in 2009 resulted primarily from related increases in salaries and wages ($1,502,065 in 2009 compared to $1,393,663 in 2008) offset by a decrease in product development expenses ($69,294 in 2009 compared to $190,827 in 2008).  The increase in salaries and wages is constituted largely of stock-based compensation.  The Company recognized $1,023,373 in expenses pertaining to common stock and stock options granted for services rendered during the first nine months of 2009 compared to $885,059 in 2008.  General and administrative expenses decreased primarily as a result of decreases in professional fees attributed to the filing of our registration statement in the second quarter of 2008 offset by increases in our insurance costs and deferred salary expenses .

We recognized a net loss of $1,858,432 for the nine month period ended September 30, 2009 compared to a loss of $1,954,052 for the nine month period ended September 30, 2008, an increase of 5%.  Excluding the non cash expense recorded for common stock and common stock options issued during the periods, the loss would have been $835,059 and $1,068,993, respectively. Our basic and diluted net loss per share was $0.04 for the nine months ended September 30, 2009, compared to $0.04 for the comparable period of 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $34,901 in cash and total liabilities of $268,968. Additionally, our current liabilities exceeded our current assets, we have incurred substantial losses in this and prior fiscal years, and we have recorded negative cash flows from operations in this and prior fiscal years.  As a result, management does not believe our current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We implemented significant cost cutting measures in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of our products.  In addition, we are actively seeking additional sources of financing to fund our operations for the foreseeable future.  No assurance can be made, however, that we will be able to obtain such additional funding on terms acceptable to us, if at all.  Our need to obtain capital from outside investors is expected to continue until the time, if ever, our cash flow from operations is sufficient to fund our financial needs. Therefore, if sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding in the future.  If additional capital cannot be obtained, we may have to delay or postpone development or other expenditures which can be expected to harm our competitive position, business operations and growth potential.  Changes in capital markets and the cost of capital are unpredictable.  Any failure to obtain such financing now or in the future, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

On July 31, 2009, we entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to us including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although we may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  We will compensate HFP for these consulting services by issuing to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which shall vest and become issuable to HFP or its designees 120 days from the full execution of the Agreement.

During September 2009, we commenced a private offering of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities are being offered to accredited investors only. The securities have not be registered under the Securities Act of 1933, as amended (the “Act”) and are being offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  There can be no assurance that we will be able to complete the offering.  This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful.

On November 2, 2009 and November 12, 2009, and in connection with a private debt offering (“Bridge Financing”) subsequent to the quarter ended September 30, 2009, we raised $55,000 from two investors from the sale of Convertible Promissory Notes in the principal amount of $55,000 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investment, 550,000 common stock purchase warrants were also issued to such investors.  Similarly, on November 12, 2009, and in connection with the Bridge Financing, the Company issued Convertible Promissory Notes to its Chief Executive Officer and another stockholder in the principal amount of $42,000 due three months from issuance bearing interest at a 90-day rate of 10%, resulting from the funds advanced by such two stockholders during the third quarter of 2009.  In connection with such issuance, 420,000 common stock purchase warrants were also issued to the two stockholders.

For the nine months ended September 30, 2009, the Company’s Net Cash Used by Operating Activities was $550,738 compared to $1,026,968 for the comparable period in 2008.  The decrease in Net Cash Used by Operating Activities between the two periods resulted from increases in cash-based salaries and wages and increases in accounts payable and related party expenses.

For the nine months ended September 30, 2009, the Company’s Net Cash Used for Investing Activities was $4,860 compared to $29,882 for the comparable period in 2008.  The decrease in Net Cash Used by Investing Activities between the two periods resulted from decreases in fixed asset purchases as well as the Company’s decision to expense rather than capitalize certain intangible assets and product development costs.

Net Cash Provided by Financing Activities was $42,000 for the nine months ended September 30, 2009 due to stockholder subscription advances associated with the Bridge Financing compared to zero for the nine months ended September 30, 3008.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009, the Company had neither any unregistered sales of equity securities nor any exercise of options generating proceeds to the Company.

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

SPECTRUMDNA, INC.
(Registrant)

Dated: November 16, 2009	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)