Form 10-K
period 2009-12-31
SpectrumDNA, Inc.
filed 2010-04-12
CIK 1424988

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,390,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 18, 2010 was 68,818,237.

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

Organization

Our Company is presently comprised of SpectrumDNA, Inc., a Delaware corporation, with two wholly-owned subsidiaries, Cooshoo, Inc. and SpectrumDNA Studios, Inc., also Delaware corporations (collectively, the Company or Spectrum).  We use the trade names “SpectrumDNA, Inc.” or “SpectrumDNA Studios, Inc.” in our commercial operations.

(b)  Business Overview

General

SpectrumDNA, Inc. is a social media studio that creates digital networked applications that are engines of engagement (or “enginets”) for institutions—primarily media outlets and brand advertisers—seeking to cost-effectively capture specific audiences (“social nicheworks”) and audience behaviors, and develop advertiser-safe user-generated and user-marketed content.  Enginets are branded web and wireless-based network experiences—web apps and mobile apps— that empower users to take active roles in their community.

Our product development methodology is based on our Chief Executive Officer James A. Banister’s book “Word of Mouse: The New Age of Networked Media” (Agate, 2004) which we believe predicted what The Gartner Group has now measured in its study measuring demographics of the social media audience and culture.  Banister distilled his research into a methodology called “enginetworking,” a process for creating and evolving software applications for the web and mobile wireless that address all levels of engagement.

Strong evidence exists that the history of success in online and mobile web is a history of “capturing behavior” or “providing utility”—searching, dating, self-expression, shopping, social networking, job-seeking, travel, with many more behaviors left to capture-and-nurture.  Further, the nature of social media is such that software applications seeking to capture user behavior must be evolutionary by-design.  Our team is trained in leading-edge agile-adaptive techniques that enable us to quickly adapt our engines’ functionality, form and content to actual user-behavior, partner requests and advertiser/sponsor imperatives.

Current Products

Enginets can create new ways to capture-and-nurture audiences and help existing organizations and online networks improve key audience metrics - drive more unique users, more frequency of usage by each user, and a deeper, longer engagement in each user visit.  Our product development strategy is to develop, incubate and produce enginets based on observed emergent audience behavior.

Currently, our active enginets are as follows:

The Addictionary

The Addictionary is a social wordplay engine.  The original strategy for The Addictionary was to build the product into a singular web destination for creating, contributing, contesting and sharing lingo/language.  Market feedback indicated there was a larger opportunity in evolving the engine into a software-as-a-service (“SaaS”) application that enabled us to instance the social wordplay engine for multiple existing online communities, as each affinity group has its own idiosyncratic lingo and social morays (e.g. golfers vs. pet owners).  We undertook and completed that conversion in the first quarter of 2008, effectively turning one product into dozens of products by licensing the Addictionary to companies desiring social media applications to increase their brands’ awareness and increase engagement of their existing user base.

This move pre-dated, and we believe predicted a now rapidly emerging trend in social media—social  nicheworking—which are software applications for web and mobile wireless that target specific affinity groups, either direct-to-consumer or in partnership with traditional media entities or brand advertisers targeting those affinity groups.

PlanetTagger

PlanetTagger is a location-enabled integrated social marketing platform offering online communities a powerful tool which centralizes their social media marketing and editorial programming and provides the community users with utility to extend the reach of the community.  The pre-cursor to PlanetTagger, our now-discontinued cooshoo.com property, was originally intended as a direct-to-consumer software application—a singular destination aimed at capturing “missed connections” behavior that was naturally emerging on sites like craigslist.org.  Similar to our repositioning of The Addictionary, we re-engineered the cooshoo.com application into a location-enabled services application and re-branded it PlanetTagger—another example of a SaaS application that can be offered to any niche community looking to capture and nurture the behavior of its users around People, Events, Media, or Locations.  Like The Addictionary, emergence of PlanetTagger as a software-as-a-service effectively turned one product into dozens of products

New Products

We maintain a product development pipeline that is continually re-prioritized based on commercial opportunity, market feedback and market conditions.  Our development pipeline is based on our proprietary enginetworking process as well as other opportunities as they arise.

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

Conversely, traditional media outlets (print, broadcast, online) are in the business of building assets, and often the foundation of their business models rest on support from brand advertisers.  But traditional media outlets aren’t proficient at creating social media experiences, as they are rooted in linear media— push media instead of conversational media or “pull” media.

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

Our first Addictionary transaction of this type was signed in June 2008 with Comedy Central.  During the remainder of 2008 and throughout 2009, the Company licensed the Addictionary to a number of other media companies and brands including:

•	NBC Universal’s television show The Office

•	E!Online, the online presence of E! Entertainment, a Comcast Networks Property

•	Warner Bros. distributed syndicated talk show The Ellen DeGeneres Show

•	Dictionary.com, an IAC operating unit

•	The New York Post, News Corp’s daily newspaper

•	FearNet Channel, another Comcast Networks Property

•	Comedy Central’s television show Secret Girlfriend

•	G4TV.com, the third Comcast Networks Property

The Addictionary has proved itself very capable of moving the needle on our partners’ core audience metrics.  For example, the Political Addictionary doubled average time-on-site for Comedy Central’s Indecision2008 efforts leading up to the election, and approximately 40% of visitors to E! Online spend twice as much time-on-site because of the Celebrity Addictionary feature.

The Addictionary platform continued to evolve based on successes to-date.  We continued sales efforts targeting IP-based communities (like The Office, Harry Potter or Star Trek) and subject-matter communities like golf, gardening, celebrity, local geography (e.g. New York) or pet ownership.  Sales discussions during the third and into the fourth quarter have focused on a number of verticals in including parenting, sports, news, financial news, and food as well as brand marketers and traditional media outlets looking to engage online audiences around their brands or properties.

Our secondary sales focus is on licensing PlanetTagger.  During the second quarter of 2009, preliminary meetings held prior to the launch of the deployable PlanetTagger product resulted in our first license sold to UCLA Anderson School of Management’s Entertainment and Media Management Institute (dba Managing Enterprises in Entertainment, Media, and Sports).  Launch of the site occurred in November 2009.

During the third and fourth quarter 2009, PlanetTagger sales efforts remain low-level due to limited sales and marketing resources.  Despite this, the Company continued to have sales meetings regarding potential PlanetTagger installations with a number of companies and institutions within the sports, music, and pharmaceutical industries as well as various governmental entities.

In general, as we increase our sales and marketing efforts we anticipate that we will continue to incur net losses for the foreseeable future.  The extent of these losses will depend, in part, on the amount of growth in our revenues from organization adoption, consumer acceptance and use of our products and the number of relationships we are able to form with advertisers and marketers to use our enginets.

Recent Events

During the first quarter of 2010, the Company sold its second PlanetTagger installation to the State of Utah’s Utah Science Technology and Research initiative (USTAR).  USTAR’s PlanetTagger installation, DigitalUproar, launched in March of 2010 to coincide with USTAR’s PushButton Digital Media Summit hosted by the State of Utah.

Late in the fourth quarter of 2009, the Company began to re-focus its efforts on differentiation, circumventing resource limitations and leveraging its assets.  That strategy resulted in two additions to strategic direction and two strategic relationships formed early in 2010:

OptEngage, a product development and services offering strategy rooted in the currently exploding “browser apps” marketplace (happening in parallel to the smartphone apps explosion, albeit much less publicized) and the contextual/semantic web movement, was introduced.  OptEngage enables clients to deliver content and utility to their constituency and/or audience anywhere they go on the web, contextual to what they’re doing, when they’re doing and where they’re doing it.  For example, we are OptEngaging the PlanetTagger product, so we can offer it to clients and their users in a “to go” form—via a mobile app, and via an optengaged browser app (or series of browser apps).

In January 2010, SpectrumDNA entered into an exclusive license agreement with Optini, LLC, a Utah based company, to market and sell Optini’s products under the OptEngage brand to the Company’s existing and future clients.  Optini offers a suite of services that allows an online community owner to control their end users’ experience on the web and to collect metrics data related to the behavior of those users.  The community owner uses the product suite to personalize and customize its content around the community member wherever he or she travels on the web, contextually to where they are, when they are and what they’re doing.

Also, in January 2010, the Company partnered with mediaForge, a Salt Lake City based ecommerce retargeting and personalization provider that allows its clients to deliver advanced, fully interactive ads geared for personalization and optimized for engagement.  These personalized ads and widgets listen for shoppers who have shopped but not bought, and delivers            personalized ads and widgets.    Viewers of such ads are provided with a more personalized and engaging user experience.  The Company has taken steps to integrate mediaForge’s products into its own Addictionary widgets to take advantage of the high engagement we already see and turn it into revenue, thereby assisting our Addictionary licensees with an incremental method of monetization and a revenue stream into which they are not currently tapping.

Customers and Competition

The internet industry is highly competitive, rapidly evolving and subject to constant technological change.  As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, as well as the marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, and Facebook, as well as start-ups such as Hootsuite, Foursquare, Loopt, and Brightkite as well as others about which we may not yet know.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our properties may develop products or services that are superior to, or have greater market acceptance than, the enginets we develop.

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

Employees

As of the date hereof, the Company has eight (8) full-time employees located in Park City, UT, Spanish Fork, UT, Billings, MT, Denver, CO, and Fairfield, CA.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

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

Research and Development Update

We have spent approximately $81,000 and $209,000 in research and development activities during the years ended December 31, 2009 and 2008.

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

THE ONGOING ECONOMIC SLOWDOWN MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.  The ongoing global economic slowdown has caused turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  While the ultimate outcome of these events cannot be predicted, they could materially adversely affect our business and financial condition, including our ability to raise any equity or debt financing in the future.

WE HAVE HAD A LIMITED OPERATING HISTORY AND LIMITED REVENUES SO FAR.  Our business originally began in July 2006.  Since then, we have had limited revenues.  For the years ended December 31, 2009 and 2008, we had revenues of $149,800 and $67,747, respectively.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to, unforeseen expenses, complications and delays, established competitors and other factors.  Irrespective of the quality of our enginet properties and skills of management, we may still never achieve profitable operations. Any investment in the Company is therefore highly speculative and could result in the loss of the entire investment.

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

WE HAVE SUFFERED OPERATING LOSSES SINCE INCEPTION ANY MAY NEVER BECOME PROFITABLE.  For the years ended December 31, 2009 and 2008, we suffered net losses of $2,433,472 and $2,558,631, respectively.  We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable.  If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in the Company.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS. As of December 31, 2009, we had $10,303 in cash and total liabilities of $457,992.  Subsequent to the end of the fiscal year, however, we did raise gross proceeds of $1,515,000 pursuant to a private placement offering of shares of common stock and warrants.  While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.  Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods.  If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding.  There can be no assurance that additional financing will be available on satisfactory terms, if at all.

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

INTENSE COMPETITION IN THE INTERNET INDUSTRY COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO SECURE A MARKET SHARE SUFFICIENT TO SUSTAIN OPERATIONS.  The internet industry is highly competitive, rapidly evolving and subject to constant technological change. As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, and also compete for marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, News Corporation and YouTube, as well as start-ups such as Hootsuite, Foursquare, Loopt, and Brightkite, and others about which we may not yet know.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our enginet properties may develop products or services that are superior to, or have greater market acceptance than, the enginets we develop.

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

THE COMPANY IS SUBJECT TO CONTROL BY ONE OF OUR PRINCIPAL OFFICERS.  As of December 31, 2009, one of our principal officers, James A. Banister, beneficially owns approximately 63% of the voting shares of the Company.  As a result, such person will possess meaningful influence and control over the Company and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

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

RECENT ISSUANCES AND POSSIBLE ADDITIONAL ISSUANCES OF EQUITY SECURITIES IN THE FUTURE HAS A DILUTIVE EFFECT ON EXISITNG SHAREHOLDERS WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF THEIR STOCK. We recently issued 15,150,000 shares of Common Stock and 15,150,000 common stock purchase warrants  in connection with a private placement which resulted in dilution to the interests of our then existing shareholders.  We may in the future issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, officers, directors and third parties which will cause further dilution.  Such dilution can be expected to cause the market price of the Common Stock to decline.  One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings.  Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

THE EXISTENCE OF OUTSTANDING OPTIONS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO INTERESTS OF EXISTING SHAREHOLDERS.  As of December 31, 2009, we have outstanding options to purchase an aggregate of 14,262,075 shares of our common stock.  While these options are outstanding, our ability to obtain future financing may be harmed since such options  represent an outstanding obligation to sell shares of common stock at a price which may be significantly below then-current market prices.  Upon exercise of these options, dilution to the ownership interests of existing shareholders will occur as the number of shares of Common Stock outstanding increases.

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

ITEM 2.  Properties.

The Company leases approximately 2,326 square feet of space in Park City, Utah.  Such lease, which commenced on September 1, 2007, has a term of three years, subject to an option to extend for an additional three years.  Pursuant to the terms thereof, base rent is $4,264 per month for the first year and $4,563 per month for the second and third years of the lease.  In November 2009, the parties entered into an amendment to the lease agreement, pursuant to which the parties agreed that the option shall be terminated and the third and final year of the lease shall be paid for by a cash payment of $45,000 plus the Company creating  a website and providing ongoing maintenance, training, and hosting services associated with said website.  Through December 31, 2009, the Company performed services in association with the website development of $9,000, which reduced the Company’s lease liability and increased other income on the statements of operations.   Management believes that the current facility is adequate for the foreseeable future.  In the event the lease is not renewed at the end of the term, management believes other suitable space will be available in the Park City, Utah area on terms acceptable to the Company.

ITEM 3.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  Reserved.

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

Fiscal Year 2009	High	Low

Quarter Ended:

First Quarter 2009	$0.24	$0.095

Second Quarter 2009	$0.44	$0.10

Third Quarter 2009	$0.29	$0.13

Fourth Quarter 2009	$0.20	$0.10

Fiscal Year 2008	High	Low

Quarter Ended:

First Quarter 2008	N/A	N/A

Second Quarter 2008	N/A	N/A

Third Quarter 2008	$0.60	$0.30

Fourth Quarter 2008	$0.30	$0.15

(b)  Approximate Number of Holders of Common Stock

As of March 18, 2010, there were 103 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  Spectrum paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2009, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	14,262,075	$0.30	3,030,008
Total	14,262,075	$0.30	3,030,008

The foregoing equity compensation plan information relates to the stock options granted under and outside of the 2008 Equity Incentive Plan.  On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009, and an additional 2,637,362 were made available on January 1, 2010.  Of the 14,262,075 options outstanding, 9,406,975 were issued under the Plan.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2009, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6.   Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2009 and 2008.  The discussion and analysis that follows should be read together with the consolidated financial statements of SpectrumDNA, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Critical accounting policies for us include our accounting for intangible assets, convertible debt, share based payment arrangements, and revenue recognition.

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

Convertible Debt

In accordance with FASB ASC 470-20-30, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the Bridge Financing (See Note 11 to the consolidated financial statements included under Part II, Item 8) to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The convertible notes may be converted into shares of the Company’s common stock or cash at any time at the option of the holder.  The conversion price of the convertible notes is equal to $0.10 per share of the company’s common stock.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price in effect on the conversion date.

Share Based Payment

FASB ASC 718, Share Based Payment, requires companies to estimate the fair value of share based payments on the date of grant.  For stock grants, the Company uses the closing price on the date of grant.  For warrants, we use the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected forfeiture rate. Changes in these estimates would change the estimated fair value of the awards and the corresponding accounting for the rewards.

Revenue Recognition

The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured. The Company’s revenue recognition policies are in compliance with FASB ASC 985-605, “Software Revenue Recognition” and FASB ASC 605-10 . Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue will be recognized, net of any discounts and allowances. Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant. The Company VSOE will be determined by the price charged when each element is sold separately. Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Results of Operations

This section entitled Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were $149,800, compared to $67,747 for the year ended December 31, 2008.  This revenue in the current period resulted from sales relating to the Addictionary enginet and various service functions.  Cost of sales was $68,926 for the year ended December 31, 2009, compared to $97,669 for the comparable period of 2008.  Cost of sales primarily consisted of the amortization of product development expenses.  As of December 31, 2009, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the year ended December 31, 2008.

Total operating expenses for the 2009 fiscal year were $2,458,457, compared to $2,565,691 for the comparable period of 2008, a decrease of 4%.  The decreased operating expenses in 2009 resulted primarily from related decreases in salaries and wages ($1,480,029 in 2009 compared to $1,553,505 in 2008), and product development expenses ($80,578 in 2009 compared to $209,496 in 2008).  The decrease in salaries and wages was offset by an increase in stock-based compensation.  The Company recognized $1,301,834 in 2009 compared to $1,240,614 in expenses pertaining to common stock and stock options granted for services rendered.

We recognized a net loss of $2,433,472 for the year ended December 31, 2009 compared to a loss of $2,558,631 for the year ended December 31, 2008, a decrease of 5%.  This decreased net loss was primarily the result of increased revenues and decreased operating expenses offset by an increase in interest expense. Our basic and diluted net loss per share was $0.05 for the year ended December 31, 2009, compared to $0.05 for the comparable period of 2008.  Excluding the non cash stock-based compensation described above our loss would have been $1,131,638 and $1,318,017 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had $10,303 in cash and total liabilities of $457,992. Additionally, our current liabilities exceeded our current assets, we have incurred substantial losses in this and prior fiscal years, and we have recorded negative cash flows from operations in this and prior fiscal years.  As a result, as of December 31, 2009, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We implemented significant cost cutting measures in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of our products.  In addition, we were actively seeking additional sources of financing to fund our operations for the foreseeable future.

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  At December 31, 2009, $15,556 had been amortized to consulting expense, with the remaining as prepaid consulting services, to be amortized over the remaining life of the agreement.

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  Subsequent to the end of the fiscal year, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (“Bridge Financing”), the Company raised $62,859 from four investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the sale of Convertible Promissory Notes in the principal amount of $62,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 628,586 common stock purchase warrants were also issued to such investors.  Similarly, on November 12, 2009, and in connection with the Bridge Financing, the Company issued Convertible Promissory Notes to its Chief Executive Officer and another stockholder in the principal amount of $42,000 due three months from issuance bearing interest at a 90-day rate of 10%, resulting from the funds advanced by such two stockholders during the third quarter of 2009.  In connection with such issuance, 420,000 common stock purchase warrants were also issued to the two stockholders.

Subsequent to the end of the fiscal year, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share.

In association with the Private Offering, the Company paid the placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant.

During the first quarter of 2010, two of the investors in the Bridge Financing converted all of the principal and interest due on their Convertible Promissory Notes into a total of 661,000 shares of Common Stock.  On January 22, 2010 and February 10, 2010, the balance of the principal and interest due on the Convertible Promissory Notes issued in connection with the Bridge Financing, was repaid to the other three of the investors, including the Chief Executive Officer and Chief Operating Officer, in the principal amount of $44,859 plus accrued interest of $4,981.

For the fiscal year ended December 31, 2009, the Company’s Net Cash Used in Operating Activities was $633,495 compared to $1,262,357 for the comparable period in 2008.  The decrease in Net Cash Used in Operating Activities between the two periods resulted from decreases in cash-based salaries and wages, increases in accounts payable and accrued expenses, and decreases in prepaid expenses.

For the fiscal year ended December 31, 2009, the Company’s Net Cash Used in Investing Activities was $4,860 compared to $22,696 for the comparable period in 2008.  The decrease in Net Cash Used in Investing Activities between the two periods resulted from decreases in fixed asset purchases and new product development.  .

For the fiscal year ended December 31, 2009, Net Cash Provided by Financing Activities was $100,159 for the year ended December 31, 2009 due to the receipt of proceeds from convertible promissory notes.

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

ITEM 8.    Financial Statements and Supplementary Data.

SPECTRUMDNA, INC.

Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC
Certified Public Accountants
Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com

Todd D. Chisholm
Nephi J. Bierwolf
Troy F. Nilson
Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SpectrumDNA, Inc.
Park City, Utah

We have audited the accompanying consolidated balance sheets of **SpectrumDNA, Inc.** as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of SpectrumDNA, Inc., as of December 31, 2009 and 2008, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, has used significant cash flows in operating activities and has not established a positive working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 5, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 | 12 South Main, Suite 208, Layton, Utah 84041

SpectrumDNA, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$10,303	$548,499
Accounts receivable, net	6,750	14,000
Prepaid expenses	18,272	59,204

Total Current Assets	35,325	621,703

PROPERTY AND EQUIPMENT, NET	6,643	11,629

OTHER ASSETS

Domain names, net	2,542	3,428
Product development, net	2,583	69,273
Security deposit	5,000	5,000

Total Other Assets	10,125	77,701

TOTAL ASSETS	$52,093	$711,033

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$152,019	$34,386
Accounts payable - Related Parties	10,112	-
Accrued expenses	166,526	11,933
Interest payable	8,723	-
Debt conversion payable	43,834	-
Convertible promissory notes	49,611	-
Convertible promissory notes - Related Parties	8,017	-
Notes payable	19,150	-

Total Current Liabilities	457,992	46,319
Total Liabilities	457,992	46,319

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 52,747,237 and 48,739,658 shares issued and outstanding, respectively	52,748	48,740
Additional paid-in capital	7,212,527	5,309,232
Prepaid consulting services	(544,444)	-
Accumulated deficit	(7,126,730)	(4,693,258)

Total Stockholders' Equity (Deficit)	(405,899)	664,714
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$52,093	$711,033

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

REVENUES, net	$149,800	$67,747

COST OF SALES, net	68,926	97,669

GROSS PROFIT (LOSS)	80,874	(29,922)

OPERATING EXPENSES

General and administrative	889,354	795,211
Salaries and wages	1,480,029	1,553,505
Product development expenses	80,578	209,496
Bad debt expense	-	90
Depreciation expense	8,496	7,389

Total Operating Expenses	2,458,457	2,565,691

OPERATING LOSS	(2,377,583)	(2,595,613)

OTHER INCOME (EXPENSES)
Interest income	1,984	36,982
Interest expense	(66,873)	-
Other income	9,000	-

Total Other Income (Expenses)	(55,889)	36,982

NET LOSS BEFORE INCOME TAXES	(2,433,472)	(2,558,631)
INCOME TAX EXPENSE	-	-

NET LOSS	$(2,433,472)	$(2,558,631)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,108,860	48,658,823

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the period January 1, 2008 through December 31, 2009

								Total
					Additional		Prepaid	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Expenses	(Deficit)

Balance, January 1, 2008	-	$-	48,626,667	$48,627	$4,068,731	$(2,134,627)	$-	$1,982,731

Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	-	1,198,406
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	-	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	-	664,714

Common shares issued for services at an average of $0.55 per share	-	-	7,579	8	4,159	-	-	4,167
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	4,000,000	4,000	556,000	-	(560,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	1,282,111	-	-	1,282,111
Amortization of prepaid consulting services							15,556	15,556
Value attributable to benefical conversion features and related warrant valuation	-	-	-	-	61,025	-	-	61,025
Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,433,472)		(2,433,472)

Balance, December 31, 2009	$-	$-	52,747,237	$52,748	$7,212,527	$(7,126,730)	$(544,444)	$(405,899)

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,433,472)	$(2,558,631)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	77,423	99,613
Stock options and warrants granted for services rendered	1,282,111	1,198,406
Common stock issued for services rendered	4,167	42,208
Prepaid consulting services	15,556	-
Accretion of discount on convertible promissory notes	57,628	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	7,250	(14,000)
(Increase) decrease in employee advances	-	1,790
(Increase) decrease in prepaid expenses	64,782	(10,050)
Increase (decrease) in accounts payable and accrued expenses	291,060	(21,693)

Net Cash Used in Operating Activities	(633,495)	(1,262,357)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(3,510)	(11,491)
Cash paid for product development	-	(8,110)
Cash paid for intangible assets	(1,350)	(3,095)

Net Cash Used in Investing Activities	(4,860)	(22,696)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments made on notes payable	(4,700)	-
Proceeds from convertible promissory notes	104,859	-

Net Cash Provided by Financing Activities	100,159	-

NET DECREASE IN CASH	(538,196)	(1,285,053)

CASH AT BEGINNING OF YEAR	548,499	1,833,552

CASH AT END OF YEAR	$10,303	$548,499

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$4,167	$42,208
Stock options and warrants granted for services rendered	$1,282,111	$1,198,406
Insurance financing through note payable	$23,850	$-
Common stock issued for prepaid consulting services	$560,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SpectrumDNA, Inc. is a social media studio that creates digital networked applications that are engines of engagement (or “enginets”) for institutions—primarily media outlets and brand advertisers—seeking to cost-effectively capture specific audiences (“social nicheworks”) and audience behaviors, and develop advertiser-safe user-generated and user-marketed content.  Enginets are branded web and wireless-based network experiences—web apps and mobile apps— that empower users to take active roles in their community.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements so as to conform with current year classifications.

Development Stage Activities

Prior to the realization of significant revenues during 2009, the Company was classified as a development stage enterprise.

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

Concentration of Revenue with Individual Customers

The Company is exposed to financial risk due to the concentration of revenue generated from certain individual customers.  During 2009, the Company had ten customers.  The top three customers represented 67% of total revenue, with the top customer representing 40% of revenue, the next customer representing 17% of the revenue and the third representing 10% of the revenue.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A provision for bad debt of $1,668 and $-0-existed at December 31, 2009 and 2008, respectively.

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

Intangible Assets

The Company’s intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All intangible assets are subject to amortization. No material impairments of intangible assets have been identified during the period presented.  Capitalized product development costs are amortized to Cost of Sales.

Product Development

Product development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. The Company charges costs incurred internally in creating software products to product development until technological feasibility has been established.  Product development expense for the periods ended December 31, 2009 and 2008 were $80,578 and $209,496, respectively.  Thereafter, all product development costs are capitalized until the product is launched into the market.  Once the product is launched, all associated capitalized costs are amortized via the straight-line method over the estimated remaining economic life of the products.  The amortization of these costs will be included in cost of revenue over the estimated life of the products.  Amortization expense for the periods ended December 31, 2009 and 2008 were $68,926 and $88,650, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.
The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009.  No convertible promissory notes were outstanding as of December 31, 2008.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition

The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured. The Company’s revenue recognition policies are in compliance with FASB ASC 985-605, “Software Revenue Recognition” and FASB ASC 605-10 . Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue will be recognized, net of any discounts and allowances. Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant. The Company VSOE will be determined by the price charged when each element is sold separately. Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Advertising

Advertising costs are expensed as incurred.  The Company recorded $1,776 and $9,965  in advertising expense during the years ended December 31, 2009 and 2008, respectively.

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

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment

The Company adopted ASC 718, Share-Based Payment, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

Net Loss Per Share of Common Stock

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of December 31, 2009 and 2008, the number of shares underlying these instruments are as follows:

	2009	2008
Shares of common stock underlying stock options	14,262,075	10,015,100
Shares of common stock underlying warrants	1,048,586	-0-
Shares of common stock issuable upon conversion of convertible promissory notes	1,135,815	-0-
Total shares	16,446,476	10,015,100

For the fiscal years ended December 31, 2009 and 2008, potential common shares of 16,446,476 and 10,015,100 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted income (loss) per share as their effect would be anti-dilutive.

	2009	2008
Basic and Fully Diluted earnings per share:
Loss (numerator)	$(2,433,472)	$(2,558,631)

Weighted average number of shares outstanding – basic (denominator)	49,108,860	48,658,823

Per share amount	$(0.05)	$(0.05)

NOTE 2 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 are as follows:

Cost:
Computer equipment	$18,284	$14,709
Software	7,744	7,808
Office furniture	650	650
Less: accumulated depreciation	(20,035)	(11,538)

Net book value	$6,643	$11,629

Depreciation expense for the years ended December 31, 2009 and 2008 was $8,496 and $7,389, respectively

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 -	INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and 2008 are as follows:

Cost:
Patents and trademarks	$100	$100
Domain names	7,083	5,734
Product development costs	194,322	194,322
Total Intangible Assets	201,505	200,156

Less: accumulated amortization	(196,380)	(127,455)

Net book value	$5,125	$72,701

Amortization expense for the years ended December 31, 2009 and 2008 was $68,926 and $88,650, respectively, and have been included in cost of sales for the periods ended December 31, 2009 and 2008.

NOTE 4 -	INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of current income tax expense as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(525,700)	(508,700)
Change in depreciation differences	-	-
Change in contribution benefits	-	-
Change in valuation allowance	525,700	508,700

	$-	$-

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4 -	INCOME TAXES (CONTINUED)

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	2009	2008
Net income tax assets:
Net operating loss carryforward	$972,000	$953,800
Contribution carryforward	-	400

Less: Deferred income tax liabilities:
Depreciation differences	-	9,600

Less: Valuation allowance	(972,000)	(963,800)

Net deferred income tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal	-35%
State tax expense net of federal tax	-6%
Change in valuation allowance	-41%
Tax expense at actual rate	0%

As of December 31, 2009, the Company’s net deferred tax assets are offset by a valuation allowance of $1,442,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2009 and 2008, the Company has approximately $3,517,000 and $2,432,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2009	2008
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4 -	INCOME TAXES (CONTINUED)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

NOTE 5 -	CAPITAL STRUCTURE

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2009 and 2008, no preferred shares have been issued.  The preferred stock will be entitled to preference over the Company’s common stock with respect to the distribution of assets in the event of a Company liquidation, dissolution, or winding-up, or any other distribution of assets of the corporation among its stockholders for the purpose of winding-up its affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by our Board of Directors. The Board holds power to determine the relative powers, preferences, and rights of each series of preferred stock.

The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.001.  As of December 31, 2009 and 2008, 52,747,237 and 48,739,658 shares of Common Stock are issued and outstanding, respectively.  The holders of our Common Stock are entitled to one vote for each share of record on all matters to be voted on by stockholders.  Stockholders are not entitled to cumulative voting, so the holders of Common Stock entitled to cast more than 50% of the votes cast at an election of directors can elect all of the directors.  Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the shareholders and, in the event of liquidation, dissolution or winding up of SpectrumDNA, are entitled to share ratably in all assets of SpectrumDNA remaining after satisfaction of all liabilities.  Holders of the Common Stock have no conversion, redemption or preemptive rights or other rights to subscribe for additional shares.

On February 16, 2010, pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the State of Delaware, the Company increased the number of authorized shares of Common Stock, par value $0.001 per share, from 100,000,000 to 250,000,000.

NOTE 6 -	STOCKHOLDERS EQUITY

During the year ended December 31, 2008, the Company issued 112,991 shares of its common stock at an average of $0.37 per share for services rendered in the amount of $42,208.

During the year ended December 31, 2009, the Company issued 7,579 shares of its common stock at an average of $0.55 per share for services rendered in the amount of $4,167.

On November 28, 2009, the Company executed a three year consulting agreement.  As payment of the services the Company issued 4,000,000 shares of common stock to be recognized as consulting fees over the three year term.  Accordingly, the Company recorded $560,000 as prepaid equity expenses.  At December 31, 2009, $15,556 had been amortized in the statement of operations with $544,444 remaining as prepaid consulting services.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7-	SHARE BASED PAYMENT

The Company follows the provisions of ASC 718, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During 2009 and 2008, the Company recorded $1,282,111 and $1,198,406, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in general and administrative expense for non-employees and in salaries and wages for employees.  During 2009 and 2008, the Company recorded $852,970 and $842,392, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

The following table sets forth information about the weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 and the assumptions used for such grants:

	2009	2008
Dividend yields	0.0%	0.0%
Expected volatility	175.0% - 188.7%	68.5%
Risk-free interest rate	2.88% - 3.84%	3.57% - 4.06%
Option terms	1– 4 years	1– 4 years

Changes in stock options issued to employees, advisors, and board members for the period ended December 31, 2009 and 2008 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2007	8,410,180	$0.35
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(3,655,080)	0.50
Outstanding, December 31, 2008	10,015,100	$0.45
Exercisable, December 31, 2008	4,094,614	$0.38

Outstanding, December 31, 2008	10,015,100	$0.45
Granted	7,550,100	0.13
Exercised	-	-
Cancelled	(3,303,125)	0.35
Outstanding, December 31, 2009	14,262,075	$0.30
Exercisable, December 31, 2009	8,066,743	$0.35

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7-	SHARE BASED PAYMENT(CONTINUED)

Common Stock Options (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$0.04	1,620,000	$0.04	6.84	1,620,000	$0.04	6.84

0.50	3,235,100	0.50	7.67	2,510,159	0.50	7.65

0.55	1,870,000	0.55	8.49	1,624,167	0.55	8.50

0.56	1,020,000	0.56	8.59	374,167	0.56	8.59

0.46	400,000	0.46	8.76	400,000	0.46	8.76

0.21	20,000	0.21	8.29	20,000	0.21	8.29

0.11	4,396,975	0.11	9.17	1,151,063	0.11	9.17

0.17	1,000,000	0.17	9.29	177,083	0.17	9.29

0.34	250,000	0.34	9.43	72,917	0.34	9.43

0.33	200,000	0.33	9.48	104,167	0.33	9.48

0.19	250,000	0.19	9.79	13,021	0.19	9.79

	14,262,075	$0.30	8.45	8,066,743	$0.35	8.05

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009.  Of the 14,262,075 options outstanding, 9,406,975 were issued under the Plan.  As of December 31, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $358,939 and $229,103, respectively.  As of December 31, 2008, the aggregate intrinsic value of the options outstanding and exercisable was $183,060 and $132,210.  The weighted-average grant-date fair value of options granted for the periods ended December 31, 2009 and 2008 was $0.12 and $0.41, respectively.  The total fair value of shares vested during 2009 and 2008 was $636,538 and $432,825, respectively.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7-	SHARE BASED PAYMENT(CONTINUED)

Warrants

In connection with the Bridge Financing convertible promissory notes discussed in Note 11 below, the holders of the notes were granted warrants to purchase the Company’s common stock.  The exercise price of the warrants is $0.25, vest upon grant and are exercisable for a period of five years.

The following table sets forth information about the weighted-average fair value of warrants issued during the year ended December 31, 2009 and the assumptions used for such grants.  No warrants were issued in 2008:

2009
Dividend yields	0.0%
Expected volatility	178.0% - 183.0%
Risk-free interest rate	2.28% - 2.33%
Warrant term	5 years

Changes in warrants issued to investors for the period ended December 31, 2009 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, December 31, 2008	-	$0.00
Granted	1,048,586	0.25
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	1,048,586	$0.25
Exercisable, December 31, 2009	1,048,586	$0.25

The following table summarizes information about stock warrants granted to employees, advisors, and board members at December 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$0.25	1,048,586	$0.25	4.87	1,048,586	$0.25	4.87

	1,048,586	$0.25	4.87	1,048,586	$0.25	4.87

As of December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the periods ended December 31, 2009 was $0.14.  The total fair value of shares vested during 2009 was $157,288.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 8-	OPERATING LEASES

The Company leases approximately 2,326 square feet of space in Park City, Utah.  Such lease, which commenced on September 1, 2007, has a term of three years, subject to an option to extend for an additional three years.  Pursuant to the terms thereof, base rent is $4,264 per month for the first year and $4,563 per month for the second and third years of the lease.  In November 2009, the parties entered into an amendment to the lease agreement, pursuant to which the parties agreed that the option shall be terminated and the third and final year of the lease shall be paid for by a cash payment of $45,000 plus the Company creating  a website and providing ongoing maintenance, training, and hosting services associated with said website for its landlord.  Through December 31, 2009, the Company performed services in association with the website development of $9,000, which reduced the Company’s lease liability and increased other income on the statements of operations.  Subsequent to the end of the year, the Company made a cash payment of $45,000 in order to fulfill the lease amendment.

Rent expense for operating leases for the years end December 31, 2009 and 2008 was $49,876 and $52,366, respectively.

NOTE 9-	GOING CONCERN

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At December 31, 2009, the Company’s current liabilities exceeded it current assets.  Additionally, it has incurred substantial losses in this and prior fiscal years and has recorded negative cash flows from operations in this and prior fiscal years.  At December 31, 2009, the Company’s cash balance was $10,303.  The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to continue as a going concern includes significant cost cutting measures implemented in November of 2008 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of its products.  In addition, throughout the third and fourth quarters of 2009, the Company actively sought additional sources of financing to fund its operations for the foreseeable future.  Subsequent to the close of the year ended December 31, 2009, the Company closed a private offering of equity securities.  See Notes 11 and 12 below.

NOTE 10 –	CONSULTING AGREEMENT

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company  issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid equity expenses since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  At December 31, 2009, $15,556 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 –	PRIVATE FINANCING TRANSACTIONS

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  Subsequent to the end of the fiscal year, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (“Bridge Financing”), the Company raised $62,859 from four investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the issuance of Convertible Promissory Notes in the principal amount of $62,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 628,586 common stock purchase warrants were also granted to such investors (See Note 7).  Similarly, on November 12, 2009, and in connection with the Bridge Financing, the Company issued Convertible Promissory Notes to its Chief Executive Officer and another stockholder in the principal amount of $42,000 due three months from issuance bearing interest at a 90-day rate of 10%, resulting from the funds advanced by such two stockholders during the third quarter of 2009.  In connection with such issuance, 420,000 common stock purchase warrants were also granted to the two stockholders.

In accordance with FASB ASC 470-20-30, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the Bridge Financing to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The convertible notes may be converted into shares of the Company’s common stock or cash at any time at the option of the holder.  The conversion price of the convertible notes is equal to $0.10 per share of the company’s common stock.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price in effect on the conversion date.

Since the holder has the option to convert the note to cash, the Company recorded a liability for the portion of the note that contained the conversion option.  Therefore, the six notes resulted in a debt discount of $104,859, with $43,834 recorded as a debt conversion liability and $61,025 as the equity component associated with the value of the warrants.  The debt discount will be accreted over the life of the respective note or 90 days.  Accretion  of the debt discount at December 31, 2009 was $57,629, which was charged to the statements of operations.

The following table outlines the gross amounts owed under these arrangements:

	Principal Balance as of December 31, 2009	Interest Accrued as of December 31, 2009
Convertible promissory note, interest at 10% per 90 days, no monthly payments due, unsecured, matures January 2010	$30,000	$2,300
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures February 2010	25,000	1,528
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures February 2010	30,000	3,067
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures February 2010	12,000	1,680
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures March 2010	2,859	54
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures March 2010	5,000	94
Total	$104,859	$8,723
At December 31, 2009, the Company’s convertible instruments’ if-converted value exceeded its principal value in the amount of $52,430.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 12 –	RELATED PARTY TRANSACTIONS

The following table outlines the  convertible promissory notes held by officers and directors of the Company as referenced in Note 11 above:

	Principal Balance as of December 31, 2009	Interest Accrued as of December 31, 2009
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures February 2010	$12,000	$1,680
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures March 2010	2,859	54
Convertible promissory note, interest at 10% per 90 days no monthly payments due, unsecured, matures March 2010	5,000	94
Total	$19,859	$1,828

No payments had been made and no notes had been converted at December 31, 2009.

NOTE 13 –	SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share.

In association with the Private Offering, the Company paid the placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant.

During the first quarter of 2010, two of the investors in the Bridge Financing converted all of the principal and interest due on their Convertible Promissory Notes into a total of 661,000 shares of Common Stock.  On January 22, 2010 and February 10, 2010, the balance of the principal and interest due on the Convertible Promissory Notes issued in connection with the Bridge Financing, was repaid to the other three of the investors, including the Chief Executive Officer and Chief Operating Officer,  in the principal amount of $44,859 plus accrued interest of $4,981.  See Note 11 and 12 above.

During the first quarter of 2010, the Company issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $.20 per share and paid $50,000 to a consultant for services rendered and in full consideration for a one-year consulting agreement entered into on January 15, 2010.

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and has determined that no events had a material impact on its financial statements other than those disclosed above.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to two significant deficiencies.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following significant deficiencies in internal control over financial reporting:

•
Incomplete recording of beneficial conversion feature associated with the Convertible Promissory Notes issued during the fourth quarter of 2009 (See Note 11 to the consolidated financial statements included under Part II, Item 8) prior to the audit conducted by our principal independent accounting firm.

•
Incomplete recording of the prepaid consulting services associated with the Consulting Agreement fulfilled during the fourth quarter (See Note 10 to the consolidated financial statements included under Part II, Item 8) prior to the audit conducted by our principal independent  accounting firm.  While the issuance of the stock certificates occurred on January 11, 2010 subsequent to the end of the fiscal year, the substance of the agreement was completed prior to December 31, 2009.

In light of the significant deficiencies described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of significant deficiencies going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

		Present Position	Has Served As
Name	Age	and Offices	Director Since

James A. Banister	51	President, Chief Executive	2006
		Officer, Chairman of the Board,
		Secretary, Treasurer
		and Director

Kelly A. McCrystal	39	Chief Operating Officer	—

Rebecca D. Hershinger	36	Chief Financial Officer	—

Michael Dowling	42	Director	2008

James Moloshok	60	Director	2008

Jeffrey Nolan	43	Director	2009

Anthony Stonefield	47	Director	2008

None of the directors and officers is related to any other director or officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

JAMES A. BANISTER has been the Chairman of the Board and a Director of SpectrumDNA, Inc. since its inception in May 2006 and President and Chief Executive Officer since October 2006.  Mr. Banister’s background includes more than 20 years of crossing content with technology and he has been an entrepreneur in computer animation and media.  From March 2004 to January 2006, Mr. Banister was Executive Creative Director of the Center for Applied Media, a non-profit center for digital media education and enterprise development and in addition, since 2004, Mr. Banister has been the Managing Director of Spectrum Mediaworks, Inc., a digital media company that he co-founded which focused on the crossover between television, games and network media.  From June 2002 to March 2004, Mr. Banister traveled, researched, and wrote a book on the past, present and future of digital networked media entitled “Word of Mouse: The New Age of Networked Media”, Agate Fine Print, published in August 2004.  Prior thereto, and from September 2001 to June 2002, he was a project director for the British Broadcasting Corporation in London, England, and led its Media Asset Exchange project, an internal revamping of the BBC’s digital media infrastructure.  From June 2000 to June 2001, he was Managing Director of Windsor Digital, LLC, and was responsible for finding and developing early stage investments/partnerships for companies in the web, games and wireless industries.  From May 1995 to March 2000, Mr. Banister worked for Warner Brothers Online initially as Vice President of Production and Technology and then as its Chief Development Officer.  At Warner Brothers Online, he led the digital media content, community and commerce programming and spearheaded its overall digital media strategy.  Mr. Banister was the Producer of award-winning one-hour dramatic television specials for the Walt Disney Company, and two short subject films, both of which premiered at the Cannes Film Festival.  Mr. Banister has a Bachelors of Science in Physics from San Diego State University and a Masters of Science in Electrical Engineering from University of Southern California.

KELLY A. McCRYSTAL has been Chief Operating Officer since July 2007 and previously served as Vice President of Operations and Finance of the Company since November 2006.  From 1997 to 2006, Ms. McCrystal managed the development of large-scale software projects for Interactive Corp., EDS, BMC Software and Virgin Atlantic Airways.  Specific projects have included the Ticketmaster/CitySearch hotel reservation system, Leading Hotels of the World online reservation system, and Virgin Atlantic’s first online reservation system.  From 2001 through 2006, Ms. McCrystal delivered on these projects as President of Crystech Consulting, and from 1997 through 2001 as Senior Project Manager/Senior Web and Database Developer at Panther Software.  She holds a Bachelor of Arts in Economics from the University of Notre Dame and a Masters of Business Administration in Finance from The Wharton School of the University of Pennsylvania.

REBECCA D. HERSHINGER has been Chief Financial Officer since April 2009 and previously served as Vice President of Finance and Corporate Development since July 2008.  From 2007 to 2008, she provided financial and strategy consulting services to Kurt Salmon Associates and SpectrumDNA, Inc.  Prior to that, from 1999 to 2005, Ms. Hershinger held various positions at Metro-Goldwyn-Mayer, Inc., serving most recently as Vice President of Finance and Corporate Development.  From 1995 to 1998, she worked at J.P. Morgan in the Investment Banking and Global Credit Risk Management divisions covering media/entertainment, hotels, gaming, and commercial real estate clients.  She holds a Bachelor of Science in Business Administration from Georgetown University and a Masters of Business Administration in Finance from The Wharton School, University of Pennsylvania.

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

JEFFREY NOLAN has been has been a Director of the Company since June 2009.  From August 2007 until January 2009, Mr. Nolan was the VP Corporate Development at NewsGator Technologies where he oversaw the restructuring of NewsGator into enterprise software and media business units operating independently of each other.  He also worked to establish brand leadership for the company in the widget and content syndication market space.  Prior to that, and from September 2006 to May 2007, he was CEO of Teqlo, Inc. where he defined strategy, led fundraising, oversaw marketing and managed operations for the early stage company in the emerging mashup platform space.  From October 2005 through September 2006, Mr. Nolan was appointed Director of the Apollo Strategy Group for SAP Global Marketing, leading the Oracle Competitive Strategies Team which identified and implemented disruptive competitive strategies, including innovative social media tactics.  From 1998 through 2005, Mr. Nolan was a Venture Partner for SAP Ventures where he managed a portfolio of investments.

ANTHONY STONEFIELD has been has been a Director of the Company since October 2008.  Since January 2010, he has been a consulting executive and advisor to several innovative wireless and online ventures, including Yagatta, a Qualcomm venture that focuses on providing smart phone users with a next-generation in data augmented communication experience. and Zad Mobile, Inc., a provider of turn-key marketing and rich media applications to help wireless service providers boost brand engagement and content sales. From September 2006 through January 2010, Mr. Stonefield was the Co-founder, Chairman of the Board, and Chief Executive Officer of eMotive Communications, Inc., that pioneered  a Telco 2.0 solution that enables mobile subscribers to project programmable media files from phone to phone in real time.  In January 2010, Mr. Stonefield completed the merger of eMotive Communications’ assets and capabilities with Zad Mobile, Inc.  From October 1993 to January 2002, he founded and served as CEO of Moviso LLC until its sale to Vivendi Universal in 2002 and subsequently to InfoSpace in 2003, in both cases serving as Chief Strategy Officer of the business unit.  Since 1995, working in cooperation with companies such as AT&T/Bell Labs and Qualcomm Services Labs, he has conceived and productized applications for networked media distribution and marketing, including pioneering downloadable song distribution, developing and popularizing the worldwide ringtone market, and deploying the first commercial peer-to-peer media networking service for mobile phones.  He received a bachelor’s degree in Biology from the University of California, Santa Cruz.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.  A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 1700 Park Avenue, Suite 2020, P.O. Box 682798, Park City, Utah 84068.

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

ITEM 11.   Executive Compensation.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2009 and December 31, 2008 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2009 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

James Banister,	2009	$88,129	$0	$0	$0	$0	$0	$0	$88,129

Chief Executive Officer	2008	$117,000	$0	$0	$0	$0	$0	$0	$117,000

Kelly McCrystal,	2009	$88,129	$0	$0	$497,243	$0	$0	$0	$585,372

Chief Operating Officer	2008	$117,000	$0	$0	$497,108	$0	$0	$0	$614,108

Rebecca Hershinger,	2009	$74,651	$0	$0	$152,396	$0	$0	$0	$227,047

Chief Financial Officer	2008	$34,965	$0	$0	$43,750	$0	$0	$0	$78,715

(1)
Represents the dollar amount recognized for financial reporting purposes of stock awards and stock options awarded in 2008 and 2009 computed in accordance with FASB ASC 718.  Ms. McCrystal had 5,780,160 outstanding stock options at December 31, 2009; and Ms. Hershinger had 3,000,000 outstanding stock options at December 31, 2009.  The options are valued at $0.10 to $0.48, with exercise prices ranging from $0.037 to $0.56.  The options vest over periods from 36-48 months.

Equity Awards

The following table provides certain information concerning equity awards held by the individuals named in the Summary Compensation Table as of December 31, 2009.

Outstanding Equity Awards at December 31, 2009

OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Kelly McCrystal	1,620,000	-0-	$0.037	11/1/2016	-0-	-0-
	915,000	165,000	$0.50	6/19/2017	-0-	-0-
	552,128	447,952	$0.50	10/15/2017	-0-	-0-
	433,350	1,646,730	$0.11	3/2/2019	-0-	-0-

Rebecca Hershinger	354,167	645,833	$0.56	7/31/2018	-0-	-0-
	208,333	791,667	$0.11	3/2/2019	-0-	-0-
	-0-	1,000,000	$0.17	4/13/2019	-0-	-0-

Benefit Plans

On June 30, 2008, our Board of Directors approved and adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, we will have the right to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares.  The purposes of the 2008 Plan are: (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to employees, directors and consultants, and (iii) to promote the success of the Company’s business.  The maximum aggregate number of shares of common stock that may be optioned and sold under the 2008 Plan is 10,000,000, plus an annual increase to be added on the first day of the Company’s fiscal year beginning with the Company’s 2009 fiscal year, equal to the lesser of (a) 5,000,000 shares, or (b) 5% of the outstanding shares on the last day of the immediately preceding Company fiscal year.  There are 15,074,345 shares currently available under the plan.

Compensation of Directors

The following table provides certain summary information concerning the compensation paid to directors, other than James A. Banister (our Chief Executive Officer), during the year ended December 31, 2009.  No cash compensation was paid to directors, other than James A. Banister in 2009.  All compensation paid to Mr. Banister is set forth in the Summary Compensation Table.  All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Jamed Ackerly (2)	$0	-0-	$78,000	-0-	$78,000

Michael Dowling	$0	-0-	$42,000	-0-	$42,000

James Moloshok	$0	-0-	$430,000	-0-	$430,000

Jeffrey Nolan (3)	$1,000	-0-	$138,500	-0-	$139,500

Anthony Stonefield	$0	-0-	$42,000	-0-	$42,000

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2009 computed in accordance with FASB ASC 718.

(2)	Mr. Ackerly resigned from the Board of Directors on June 22, 2009

(3)	Mr. Nolan was appointed to the Board of Directors on June 23, 2009. Prior to his appointment, Mr. Nolan was paid $1,000 in consulting fees for advisory services.

Employment Agreements

We do not have any employment agreements with any of our executive officers.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2010, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other individuals named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature		Percent
Name of Beneficial Owner(1)	of Beneficial Ownership(2)		of Class(2)

James A. Banister(3)	30,764,786	(4)	44.6%
Robin Rankin(3)	6,010,200		8.7%
Michael Dowling(3)	400,000	(5)	*
James Moloshok(3)	986,458	(6)	1.4%
Jeffrey Nolan(3)	503,125	(7)	*
Anthony Stonefield(3)	224,000	(8)	*
Kelly A. McCrystal	4,013,791	(9)	5.5%
Rebecca Hershinger	1,020,833	(10)	1.5%

All Officers and Directors as a Group
(consisting of 7 persons)	37,926,535		50.0%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SpectrumDNA, Inc., 1700 Park Avenue, Suite 2020, P.O. Box 682798, Park City, Utah 84068.

(2)
Applicable percentage ownership is based on 68,818,237 shares of common stock outstanding as of March 18, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 18, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 18, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Each is a founder and/or director of the Company.

(4)	Consists of (a) 30,616,200 share of common stock and (b) 148,586 shares of common stock issuable upon exercise of warrants that have vested or will vest within the next 60 days.

(5)
Consists of (a) 100,000 shares of common stock, (b) 200,000 shares of common stock issuable upon exercise of options that have vested or will vest within the next 60 days, and (c) 100,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.

(6)
Consists of 986,458 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days.  Does not include 13,542 shares of common stock underlying options that are not exercisable within the next 60 days.

(7)
Consists of (a) 100,000 shares of common stock, (b) 303,125 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days, and (c) 100,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.  Does not include 146,875 shares of common stock underlying options that are not exercisable within the next 60 days.

(8)	Consists of (a) 24,000 shares of common stock and (b) 200,000 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days.

(9)
Consists of: (a) 19,548 shares of common stock, (b) 3,944,243 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days, and (c) 50,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.  Does not include 1,835,917 shares of common stock underlying options that are not exercisable within the next 60 days.

(10)
Consists of 1,020,833 shares of common stock issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 1,979,167 shares of common stock underlying options that are not exercisable within the next 60 days.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

See “Liquidity and Capital Resources” under Part II, Item 7, for information on the  Bridge Financing effected by the Company during November and December 2009 which raised gross proceeds of $104,859 from the sale of Convertible Promissory Notes due three months from issuance bearing interest at a 90-day rate of 10%.  Of such amount, $14,859 was raised from James A. Banister, the Company’s Chief Executive Officer, and $5,000 was raised from Kelly A. McCrystal, the Company’s Chief Operating Officer.  In connection therewith, Mr. Banister was issued Convertible Promissory Notes in the aggregate principal amount of $14,859 and Ms. McCrystal was issued a Convertible Promissory Note in the principal amount of $5,000.  In addition, Mr. Banister and Ms. McCrystal received 148,586 and 50,000 common stock purchase warrants, respectively.

Other than the foregoing, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members.  They are James A. Banister, Michael Dowling, James Moloshok, Jeffrey Nolan, and Anthony Stonefield.  Mr. Banister is the Company’s Chief Executive Officer and President.  Messrs. Dowling, Moloshok, Nolan, and Stonefield are independent directors.  We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

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

	December 31, 2009	December 31, 2008

Audit fees	$24,486	$30,190

Audit related fees	-0-	-0-

Tax fees	-0-	-0-

All other fees	-0-	-0-

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Incorporated by
Exhibit Number	Name of Exhibit	Reference to

2.1	Agreement and Plan of Merger dated January 18, 2008 among SpectrumDNA, Inc., SpectrumDNA Holdings, Inc. and SpectrumDNA Merger Sub, Inc.	Exhibit 2.1 (1)

3.1	Certificate of Incorporation of SpectrumDNA Holdings, Inc. filed January 16, 2008 (Delaware)	Exhibit 3.1 (1)

3.2	Certificate of Amendment of Certificate of Incorporation of SpectrumDNA Holdings, Inc. filed January 23, 2008 (Delaware)	Exhibit 3.2 (1)

3.3	Certificate of Amendment of Certificate of Incorporation filed February 16, 2010 (Delaware)	Exhibit 3.1 (4)

3.4	Bylaws	Exhibit 3.3 (1)

10.1	Assignment of Property dated June 1, 2006 between James Banister and SpectrumDNA, Inc.	Exhibit 10.1 (1)

10.2	Assignment of Property dated June 1, 2006 between Robin Rankin and SpectrumDNA, Inc.	Exhibit 10.2 (1)

10.3	Assignment of Property dated August 30, 2006 between James Banister and Cooshoo, Inc.	Exhibit 10.3 (1)

10.4	Trademark License Agreement dated September 6, 2006 between James Banister and SpectrumDNA, Inc.	Exhibit 10.4 (1)

10.5	Lease Agreement dated July 17, 2007 between SpectrumDNA, Inc. and East West Center, LLC	Exhibit 10.5 (1)

10.6	2008 Equity Incentive Plan	Exhibit 10.1 (2)

10.7	Form of Private Offering Subscription Agreement	Exhibit 10.1 (3)

10.8	Form of Common stock Purchase Warrant	Exhibit 10.2 (3)

10.9	Form of Placement Agent Warrant	Exhibit 10.3 (3)

10.10	Registration Rights Agreement	Exhibit 10.4 (3)

21.1	Subsidiaries of the Registrant	Exhibit 21.1 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (18 U.S.C. 1350)	*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on January 28, 2008, File No. 333-148883, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2010, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 22, 2010, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer

Dated:	April 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Banister	President, Chief Executive
James A. Banister	Officer, Chairman of the	April 12, 2010
Board and Director
(Principal Executive Officer)

/s/ Rebecca D. Hershinger	Chief Financial Officer	April 12, 2010
Rebecca D. Hershinger	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Dowling	Director	April 12, 2010
Michael Dowling

/s/ James Moloshok	Director	April 12, 2010
James Moloshok

/s/ Jeffrey Nolan	Director	April 12, 2010
Jeffrey Nolan

/s/ Anthony Stonefield	Director	April 12, 2010
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