Form 10-Q
period 2010-03-31
SpectrumDNA, Inc.
filed 2010-05-17
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4880377
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1700 Park Avenue, Suite 2020
P.O. Box 682798
Park City, Utah	84068
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 69,058,237 outstanding as of May 14, 2010.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Consolidated Financial Statements
For The Three Month Period Ended March 31, 2010

SpectrumDNA, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$856,282	$10,303
Accounts receivable, net	1,000	6,750
Prepaid expenses	29,599	18,272

Total Current Assets	886,881	35,325

PROPERTY AND EQUIPMENT, NET	9,659	6,643

OTHER ASSETS

Domain names, net	2,152	2,542
Product development, net	1,570	2,583
Security deposit	5,000	5,000

Total Other Assets	8,722	10,125

TOTAL ASSETS	$905,262	$52,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$70,399	$152,019
Accounts payable - related parties	2,136	10,112
Accrued expenses	79,533	166,526
Interest payable	-	8,723
Debt conversion payable	-	43,834
Convertible promissory notes, net	-	49,611
Convertible promissory notes - related parties, net	-	8,017
Notes payable	12,035	19,150

Total Current Liabilities	164,103	457,992

Total Liabilities	164,103	457,992

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,058,237 and 52,747,237 shares issued and outstanding, respectively	69,059	52,748
Prepaid consulting services	(558,777)	(544,444)
Additional paid-in capital	11,820,914	7,212,527
Accumulated deficit	(10,590,037)	(7,126,730)

Total Stockholders' Equity (Deficit)	741,159	(405,899)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$905,262	$52,093

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2010	2009

REVENUES, net	$26,000	$22,030

COST OF SALES, net	1,402	23,026

GROSS PROFIT (LOSS)	24,598	(996)

OPERATING EXPENSES

General and administrative	207,871	102,526
Salaries and wages	389,547	492,707
Product development expenses	11,498	22,608
Depreciation expense	1,410	1,905
Financing costs	2,876,803	-

Total Operating Expenses	3,487,129	619,746

OPERATING (LOSS)	(3,462,531)	(620,742)

OTHER INCOME (EXPENSES)
Interest income	360	1,669
Interest expense	(2,839)	-
Interest expense - beneficial conversion feature	(28,397)	-
Gain on conversion of convertible promissory notes	25,000	-
Other income	5,100	-

Total Other Income (Expenses)	(776)	1,669

NET INCOME / (LOSS) BEFORE INCOME TAXES	(3,463,307)	(619,073)
INCOME TAX EXPENSE	-	-

NET INCOME / (LOSS)	$(3,463,307)	$(619,073)

BASIC AND FULLY DILUTED INCOME / (LOSS) PER SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,963,670	48,747,153

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the period January 1, 2008 through March 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Prepaid Equity	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Expenses	(Deficit)

Balance, January 1, 2008	-	$-	48,626,667	$48,627	$4,068,731	$(2,134,627)	$-	$1,982,731

Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	-	1,198,406
Net income / (loss) for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	-	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	-	664,714

Common shares issued for services at an average of $0.55 per share	-	-	7,579	8	4,159	-	-	4,167
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	4,000,000	4,000	556,000	-	(560,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	1,282,111	-	-	1,282,111
Amortization of prepaid consulting services							15,556	15,556
Value attributable to benefical conversion features and related warrant valuation	-	-	-	-	61,025	-	-	61,025
Net income / (loss) for the year ended December 31, 2009	-	-	-	-	-	(2,433,472)	-	(2,433,472)

Balance, December 31, 2009	$-	$-	52,747,237	$52,748	$7,212,527	$(7,126,730)	$(544,444)	$(405,899)

Common shares issued for cash at $0.10 per share, net of issuance costs	-	-	15,150,000	15,150	1,365,701	-	-	1,380,851
Financing costs associated with stock warrants granted	-	-	-	-	2,876,803	-	-	2,876,803
Common shares issued for conversion of convertible promissory notes at $0.10 per share	-	-	661,000	661	65,439	-	-	66,100
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	500,000	500	68,500	-	(69,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	231,944	-	-	231,944
Amortization of prepaid consulting services	-	-	-	-	-	-	54,667	54,667
Net income / (loss) for the quarter ended March 31, 2010 (unaudited)	-	-	-	-	-	(3,463,307)	-	(3,463,307)

Balance, March 31, 2010 (unaudited)	$-	$-	69,058,237	$69,059	$11,820,914	$(10,590,037)	$(558,777)	$741,159

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income / (loss)	$(3,463,307)	$(619,073)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	2,811	24,932
Stock options and warrants granted for services rendered	231,944	335,594
Financing costs associated with stock warrants granted	2,876,803	-
Common stock issued for services rendered	-	4,166
Prepaid consulting services	54,667	-
Accretion of remaining discount on convertible promissory notes	28,397	-
Gain on conversion of convertible promissory notes	(25,000)	-
Changes in operating assets and liabilities
Decrease in accounts receivable	5,750	2,970
(Increase) / decrease in prepaid expenses	(11,327)	24,455
Increase / (decrease) in accounts payable and accrued expenses	(179,210)	8,759

Net Cash (Used) in Operating Activities	(478,472)	(218,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(4,425)	(3,510)

Net Cash (Used) in Investing Activities	(4,425)	(3,510)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	1,380,850	-
Payments made on notes payable	(7,115)	-
Cash paid for repayment of convertible promissory note	(44,859)	-

Net Cash Provided by Financing Activities	1,328,876	-

NET INCREASE / (DECREASE) IN CASH	845,979	(221,707)

CASH AT BEGINNING OF PERIOD	10,303	548,499

CASH AT END OF PERIOD	$856,282	$326,792

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$4,981	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$-	$4,167
Stock options and warrants granted for services rendered	$231,944	$335,594
Common stock issued for prepaid consulting services	$69,000	$-
Stock warrants granted for transaction costs	$2,876,803	$-
Common stock issued for payment of convertible promissory note & interest	$66,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim financial statements of SpectrumDNA, Inc. (“we,” “us,” “our,” “Spectrum” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the timing of acquisitions, product demand, market competition, and our ability to obtain additional capital. You should read these condensed consolidated unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Spectrum’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of March 31, 2010 and 2009, the number of shares underlying these instruments are as follows:

	2010	2009
Shares of common stock underlying stock options	15,264,551	14,852,179
Shares of common stock underlying warrants	18,208,586	-
Total shares	33,473,137	14,852,179

For the interim periods ended March 31, 2010 and 2009, potential common shares of 33,473,137 and 14,852,179 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted income (loss) per share as their effect would be anti-dilutive.

	2010	2009
Basic and Fully Diluted earnings per share:
Loss (numerator)	$(3,463,307)	$(619,073)

Weighted average number of shares outstanding-basic and diluted (denominator)	63,963,670	48,747,153

Per share amount	$(0.05)	$(0.01)

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SHARE BASED PAYMENT

The Company follows the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”) which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the three month periods ended March 31, 2010 and 2009, the Company recorded $231,944 and $335,594, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards  has been recorded in general and administrative expense for non-employees and in salaries and wages for employees.  During the three month periods ended March 31, 2010 and 2009, the Company recorded $136,027 and $212,063, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of the Company and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

The following table sets forth information about the weighted-average fair value of options granted during the quarters ended March 31, 2010 and 2009 and the assumptions used for such grants:

	2010	2009
Dividend yields	0.0%	0.0%
Expected volatility	173.0% - 176.0%	188.7%
Risk-free interest rate	3.68% - 3.85%	2.91%
Option terms	1 - 4 years	4 years

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

Changes in stock options issued to employees, advisors, and board members for the periods ended March 31, 2010, December 31, 2009, and December 31, 2008 are as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding, January 1, 2008	8,410,180	$0.35
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(3,655,080)	0.50
Outstanding, December 31, 2008	10,015,100	$0.45
Exercisable, December 31, 2008	4,094,614	$0.38

Outstanding, December 31, 2008	10,015,100	$0.45
Granted	7,550,100	0.13
Exercised	-	-
Cancelled	(3,303,125)	0.35
Outstanding, December 31, 2009	14,262,075	$0.30
Exercisable, December 31, 2009	8,066,743	$0.35

Outstanding, December 31, 2009	14,262,075	$0.30
Granted	2,750,000	0.16
Exercised	-	-
Cancelled	(1,747,524)	0.19
Outstanding, March 31, 2010 (unaudited)	15,264,551	$0.29
Exercisable, March 31, 2010 (unaudited)	8,141,284	$0.35

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at March 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	6.59	1,620,000	$0.04	6.59
0.50	2,690,716	0.50	7.39	2,230.269	0.50	7.37
0.55	1,870,000	0.55	8.25	1,755,417	0.55	8.25
0.56	1,020,000	0.56	8.34	436,667	0.56	8.34
0.46	400,000	0.46	8.51	400,000	0.46	8.51
0.21	20,000	0.21	8.05	20,000	0.21	8.05
0.11	3,193,834	0.11	8.93	947,843	0.11	8.93
0.17	1,000,000	0.17	9.04	239,583	0.17	9.04
0.34	250,000	0.34	9.19	104,167	0.34	9.19
0.33	200,000	0.33	9.24	154,167	0.33	9.24
0.19	250,000	0.19	9.54	28,646	0.19	9.54
0.15	750,000	0.15	9.78	42,969	0.15	9.78
0.16	1,000,000	0.16	9.80	52,083	0.16	9.80
0.20	500,000	0.20	9.80	104,167	0.20	9.80
0.14	500,000	0.14	9.97	5,208	0.14	9.97
	15,264,551	$0.29	8.46	8,141,284	$0.35	7.87

As of March 31, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $102,060 and $102,060, respectively.  As of March 31, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $715,868 and $209,415.  The weighted-average grant-date fair value of options granted for the periods ended March 31, 2010 and 2009 was $0.17 and $0.10, respectively.  The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $91,058 and $176,721, respectively.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHARE BASED PAYMENT (CONTINUED)

Warrants

In connection with the Bridge Financing and Private Offering discussed in Note 6 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering.  The warrants have an exercise price of $0.25, vest upon grant, and are exercisable for a period of five years.

The following table sets forth information about the weighted-average fair value of warrants issued during the three months ended March 31, 2010 and the assumptions used for such grants.  No warrants were issued in the comparable period of 2009:

2010
Dividend yields	0.0%
Expected volatility	173.0% - 175.0%
Risk-free interest rate	2.26% - 2.44%
Warrant term	5 years

Changes in warrants issued to investors for the periods ended March 31, 2010, and December 31, 2009 are as follows:

	Number Of Warrants	Weighted Average Exercise Price
Outstanding, January1, 2009	-	$0
Granted	1,048,586	0.25
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	1,048,586	$0.25
Exercisable, December 31, 2009	1,048,586	$0.25

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2010	18,208,586	$0.24
Exercisable, March 31, 2010	18,208,586	$0.24

The following table summarizes information about stock warrants granted to employees, investors, and board members  as of March 31, 2010 (unaudited):

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.25	1,048,586	$0.25	4.62	1,048,586	$0.25	4.62
$0.25	16,155,000	$0.25	4.83	16,155,000	$0.25	4.83
$0.10	1,005,000	$0.10	4.80	1,005,000	$0.10	4.80
	18,208,586	$0.24	4.82	18,208,586	$0.24	4.82

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHARE BASED PAYMENT (CONTINUED)

Warrants (Continued)

As of March 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the periods ended March 31, 2010 was $0.17.  The total fair value of shares vested during 2010 was $1,716,000.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America  applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At March 31, 2010, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal years.  At March 31, 2010, the Company’s cash balance was $856,282.  The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – CONSULTING AGREEMENT

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid equity expenses since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  At March 31, 2010, a total amount of $62,223 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

On January 15, 2010, the Company entered into a one-year consulting agreement for services rendered.  In full consideration for this agreement, the Company paid $50,000 to the consultant and issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $0.20 per share.  The shares were valued at an average of $0.14 per share for a total prepayment for these fees of $69,000.  At March 31, 2010, $8,000 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PRIVATE FINANCING TRANSACTIONS

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

During the first quarter of 2010, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share (See Note 3).

In association with the Private Offering, the Company paid the placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant to acquire an additional share of Common Stock(See Note 3).  The aggregate warrants considered outstanding and exercisable from the warrant units granted is 2,010,000.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (“Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors (See Note 3).

In accordance with FASB ASC 470-20-30, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the Bridge Financing to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The Notes may be converted into shares of the Company’s common stock or cash at any time at the option of the holder.  The conversion price of the Notes is equal to $0.10 per share of the Company’s common stock (the “Conversion Price”).  The number of shares issuable upon conversion of the Notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the Conversion Price in effect on the conversion date.

Since the holder has the option to convert the note to cash, as of December 31, 2009, the Company recorded a liability for the portion of the note that contained the conversion option.  Therefore, the six notes resulted in a debt discount of $104,859, with $43,834 recorded as a debt conversion liability and $61,025 as the equity component associated with the value of the warrants.  The debt discount will be accreted over the life of the respective note or 90 days.  Accretion of the debt discount at December 31, 2009 was $57,628, which was charged to the Statements of Operations.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PRIVATE FINANCING TRANSACTIONS (CONTINUED)

On January 11, 2010, two investors converted two Notes into 661,000 shares of the Company’s common stock resulting from the outstanding principal amount of $60,000 and accrued interest of $6,100.  On January 22, 2010, two additional investors, including the Company’s Chief Executive Officer and Chief Operating Officer, were repaid the interest and principal due on three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Finally on February 10, 2010, one investor was repaid the interest and principal due on one Note for a total of $27,667 in cash resulting from the principal amount of $25,000 and accrued interest of $2,667.  Upon conversion of the Notes, the debt conversion liability of $43,834 was deemed to be relieved by $18,834 in cash and the remaining $25,000 being deemed a gain on the conversion of convertible promissory notes. Total accretion for the period was $28,397 and was charged to the Company’s Statements of Operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2009, the Chief Executive Officer and the Chief Operating Officer invested a total of $19,859 in connection with the Bridge Financing as referenced in Note 6 above.  On January 22, 2010, these individuals were repaid the interest and principle due on  their three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

Effective May 1, 2010, Kelly. A. McCrystal resigned as Chief Operating Officer of the Company and was immediately appointed to the position of Managing Director of the Company’s Addictionary product line.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial statements of SpectrumDNA, Inc. and the notes thereto appearing elsewhere in this report. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that are not statements of historical or current fact constitute “forward looking statements”.

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

Employees

As of the date hereof, the Company has eight (8) full-time employees located in Utah, Montana, Colorado and California.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2010

Revenues for the three months ended March 31, 2010 were $26,000, compared to $22,030 for the three months ended March 31, 2009.  This revenue in the current period resulted from sales relating to the Addictionary and PlanetTagger enginets.  Cost of sales was $1,402 for the three months ended March 31, 2010, compared to $23,026 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of March 31, 2010, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the quarter ended March 31, 2009.

Total operating expenses for the quarter ended March, 31 2010 were $3,487,129 compared to $619,746 for the comparable period of 2009, an increase of 463%.  The increased operating expenses in 2010 resulted primarily from increases in general and administrative costs ($207,871 in 2010 compared to $102,526 in 2009) offset by decreases in salaries and wages ($389,547 in 2010 compared to $492,707 in 2009).  The increase in general and administrative costs resulted from two agreements for consulting services ($104,667 in 2010 and $0 in 2009) (see Note 5). The increase in financing costs of $2,876,803 resulted from the valuation of the warrants  associated with the Company’s Private Offering (see Note 6). The decrease in salaries and wages resulted from a decrease in stock-based compensation.  For the three months ended March 31, 2010, the Company recognized $231,944 in compensation expense related to share-based payment awards and $335,594 in the comparable period of 2009.

We recognized a net loss of $3,488,307 for the three months ended March 31, 2010 compared to a loss of $619,073 for the three months ended March 31, 2009, a decrease  of 463%.  This net loss was primarily the result of the financing costs of $2,876,803 associated with the Company’s Private Offering (see Note 6). Our basic and diluted net loss per share was $0.05 for the three months ended March 31, 2010, compared to a net loss per share of $0.01 for the comparable period of 2009.  Excluding the transaction costs, consulting expenses, non cash stock-based compensation, gain on conversion of convertible promissory notes and interest expense associated with the Bridge Financing our loss would have been $246,496 and $279,313 for 2010 and 2009, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had $856,282 in cash and total liabilities of $164,103. While our current assets exceeded our current liabilities as of March 31, 2010, we have recorded negative cash flows from operations in this and prior fiscal years.  As a result, as of March 31, 2010, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Working Capital

For the three months ended March 31, 2010, the Company’s Net Cash Used in Operating Activities was $478,472 compared to $218,197 for the comparable period in 2009.  The increase in Net Cash Used in Operating Activities between the two periods resulted from increases in prepaid consulting services and decreases in accounts payable and accrued expenses.

For the three months ended March 31, 2010, the Company’s Net Cash Used in Investing Activities was $4,425 compared to $3,510 for the comparable period in 2009.  This increase in Net Cash Used in Investing Activities between the two periods resulted from increases in fixed asset purchases.

For the three months ended March 31, 2010, Net Cash Provided by Financing Activities was $1,328,876 compared to zero in the prior year period.  This increase resulted from cash received in association with the Private Offering offset by cash paid for transaction costs associated with the Private Offering and for the conversion of certain Notes.

Financing

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  During the three months ended March 31, 2010, $46,667 had been amortized to consulting expense, with the remaining as prepaid consulting services, to be amortized over the remaining life of the agreement.

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

During the first quarter of 2010, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share (See Note 3).

In association with the Private Offering, the Company paid the placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant (See Note 3).

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (“Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors (See Note 3).

On January 11. 2010, two investors converted two Notes into 661,000 shares of the Company’s common stock resulting from the outstanding principal amount of $60,000 and accrued interest of $6,100.  On January 22, 2010, two additional investors, including the Company’s Chief Executive Officer and Chief Operating Officer, were repaid the principal and interest due on three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Finally on February 10, 2010, one investor was repaid the principal and interest due on one Note for a total of $27,667 in cash resulting from the principal amount of $25,000 and accrued interest of $2,667.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2009.  In January 2010, the Financial Accounting Standards Board issued amendments to Fair Value Measurements and Disclosures under ASC Topic 820. Effective for our 2010 financial statements, this guidance provides for disclosures of significant transfers in and out of Levels 1 and 2. In addition, the guidance clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements and disclosures. Effective for our 2011 financial statements, this guidance provides for disclosures of activity on a gross basis within Level 3 reconciliation.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Significant Deficiencies in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified significant deficiencies in our internal control over financial reporting for the year ended December 31, 2009. The significant deficiencies that the Company previously disclosed related to the following issues:

•
Incomplete recording of beneficial conversion feature associated with the Convertible Promissory Notes issued during the fourth quarter of 2009 (See Note 6 to the condensed consolidated financial statements included under Part I, Item 1) prior to the audit conducted by our principal independent accounting firm.

•
Incomplete recording of the prepaid consulting services associated with the Consulting Agreement fulfilled during the fourth quarter (See Note 5 to the condensed consolidated financial statements included under Part I, Item 1) prior to the audit conducted by our principal independent accounting firm.  While the issuance of the stock certificates occurred on January 11, 2010 subsequent to the end of the fiscal year, the substance of the agreement was completed prior to December 31, 2009.

The Company has designed and implemented improved processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved and (b) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We now believe that the remediation steps taken in throughout  the quarter ended March 31, 2010, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of March 31, 2010 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our condensed consolidated balance sheets as of March 31, 2010 and the related condensed consolidated statements of operations, and cash flows for the three months ended March 31, 2010 are in conformity with US GAAP.

Other than as described above, there have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, the Company did not have any exercise of options or warrants generating proceeds to the Company.  During the quarter ended March 31, 2010, the Company had unregistered sales of equity securities that generated cash proceeds to the Company.  See Note 6 in the Notes to the Condensed Financial Statements.

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

SPECTRUMDNA, INC.
(Registrant)

Dated: May 17, 2010	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)