Form 10-Q
period 2010-06-30
SpectrumDNA, Inc.
filed 2010-08-16
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes  ☐  No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 69,058,237 outstanding as of August 13, 2010.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Condensed Consolidated Financial Statements
For The Six Month Period Ended June 30, 2010

SpectrumDNA, Inc.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$622,689	$10,303
Accounts receivable, net	16,250	6,750
Prepaid expenses and other	10,988	18,272

Total Current Assets	649,927	35,325

PROPERTY AND EQUIPMENT, NET	11,619	6,643

OTHER ASSETS

Domain names, net	1,782	2,542
Product development, net	556	2,583
Security deposit	5,000	5,000

Total Other Assets	7,338	10,125

TOTAL ASSETS	$668,884	$52,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$59,631	$152,019
Accounts payable - related parties	2,150	10,112
Accrued expenses	49,200	166,526
Unearned revenue	18,750	-
Interest payable	-	8,723
Debt conversion payable	-	43,834
Convertible promissory notes	-	49,611
Convertible promissory notes - related parties	-	8,017
Notes payable	4,840	19,150

Total Current Liabilities	134,571	457,992

Total Liabilities	134,571	457,992

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,058,237 and 52,747,237 shares issued and outstanding, respectively	69,059	52,748
Prepaid consulting services	(494,860)	(544,444)
Additional paid-in capital	12,094,052	7,212,527
Accumulated deficit	(11,133,938)	(7,126,730)

Total Stockholders' Equity (Deficit)	534,313	(405,899)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$668,884	$52,093

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
REVENUES, net	$38,750	$50,750	$64,750	$72,780

COST OF SALES, net	1,384	18,233	2,786	41,259

GROSS PROFIT (LOSS)	37,366	32,517	61,964	31,521

OPERATING EXPENSES

General and administrative	97,829	118,767	305,699	221,293
Salaries and wages	448,071	515,372	837,618	1,008,079
Product development expenses	34,867	4,784	46,365	27,392
Depreciation expense	1,742	2,112	3,152	4,017
Financing Costs	-	-	2,876,803	-

Total Operating Expenses	582,509	641,035	4,069,637	1,260,781

OPERATING (LOSS)	(545,143)	(608,518)	(4,007,673)	(1,229,260)

OTHER INCOME (EXPENSES)
Interest income	720	285	1,080	1,954
Interest expense	(229)	-	(3,068)	-
Interest expense - beneficial conversion feature	-	-	(28,397)	-
Gain on conversion of convertible promissory note	-	-	25,000	-
Other income	750	-	5,850	-

Total Other Income (Expenses)	1,241	285	465	1,954

NET INCOME / (LOSS) BEFORE INCOME TAXES	(543,902)	(608,233)	(4,007,208)	(1,227,306)
INCOME TAX EXPENSE	-	-	-	-

NET INCOME / (LOSS)	$(543,902)	$(608,233)	$(4,007,208)	$(1,227,306)

BASIC AND FULLY DILUTED INCOME / (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	69,058,237	48,747,237	66,525,027	48,747,195

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the period January 1, 2008 through June 30, 2010

								Total
					Additional		Prepaid	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Expenses	(Deficit)
Balance, January 1, 2008	-	$-	48,626,667	$48,627	$4,068,731	$(2,134,627)	$-	$1,982,731

Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	-	1,198,406
Net income / (loss) for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	-	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	-	664,714

Common shares issued for services at an average of $0.55 per share	-	-	7,579	8	4,159	-	-	4,167
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	4,000,000	4,000	556,000	-	(560,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	1,282,111	-	-	1,282,111
Amortization of prepaid consulting services							15,556	15,556
Value attributable to benefical conversion features and related warrant valuation	-	-	-	-	61,025	-	-	61,025
Net income / (loss) for the year ended December 31, 2009	-	-	-	-	-	(2,433,472)	-	(2,433,472)

Balance, December 31, 2009	-	$-	52,747,237	$52,748	$7,212,527	$(7,126,730)	$(544,444)	$(405,899)
Common shares issued for cash at $0.10 per share	-	-	15,150,000	15,150	1,365,701	-	-	1,380,851
Financing costs associated with stock warrants granted	-	-	-	-	2,876,803	-	-	2,876,803
Common shares issued for conversion of convertible promissory notes at $0.10 per share	-	-	661,000	661	65,439	-	-	66,100
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	500,000	500	68,500	-	(69,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	505,082	-	-	505,082
Amortization of prepaid consulting services	-	-	-	-	-	-	118,584	118,584
Net income / (loss) for the six months ended June 30, 2010 (unaudited)	-	-	-	-	-	(4,007,208)	-	(4,007,208)
Balance, June 30, 2010 (unaudited)	-	$-	69,058,237	$69,059	$12,094,052	$(11,133,938)	$(494,860)	$534,313

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income / (loss)	$(4,007,208)	$(1,227,306)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	5,936	45,277
Stock options and warrants	505,082	690,099
granted for services rendered
Transaction costs incurred in connection with the issuance of common stock and warrants	2,876,803	-
Common stock issued for services rendered	-	4,166
Prepaid consulting services	118,584	-
Accretion of remaing discount on convertible promissory notes	28,397	-
Gain on conversion of convertible promissory notes	(25,000)	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(9,500)	(28,750)
(Increase) / decrease in prepaid expenses and other	7,284	46,624
Increase / (decrease) in accounts payable
and accrued expenses	(220,295)	37,741
Increase / (decrease) in unearned revenue	18,750	-

Net Cash (Used) in Operating Activities	(701,167)	(432,150)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(8,128)	(3,510)

Net Cash (Used) in Investing Activities	(8,128)	(3,510)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	1,380,850	-
Payments made on notes payable	(14,310)	-
Cash paid for repayment of convertible promissory note	(44,859)	-

Net Cash Provided by Financing Activities	1,321,681	-

NET INCREASE / (DECREASE) IN CASH	612,386	(435,660)

CASH AT BEGINNING OF PERIOD	10,303	548,499

CASH AT END OF PERIOD	$622,689	$112,839

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$4,981	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$-	$4,166
Stock options and warrants granted for services rendered	$505,082	$690,099
Common stock issued for prepaid consulting services	$69,000	$-
Stock warrants granted for transaction costs	$2,876,803	$-
Common stock issued for payment of convertible promissory notes and interest	$66,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of June 30, 2010 and 2009, the number of shares underlying these instruments is as follows:

	2010	2009
Shares of common stock underlying stock options	17,860,160	15,965,200
Shares of common stock underlying warrants	18,208,586	-
Total shares	36,068,746	15,965,200

For the interim periods ended June 30, 2010 and 2009, potential common shares of 36,068,746 and 15,965,200 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per share:
Loss (numerator)	$(4,007,208)	$(1,227,306)	$(543,902)	$(608,233)
Weighted average number of shares outstanding – basic (denominator)	66,525,027	48,747,195	69,058,237	48,747,237
Per share amount	$(0.06)	$(0.03)	$(0.01)	$(0.01)

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3- SHARE BASED PAYMENT

The Company follows the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”) which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the six month periods ended June 30, 2010 and 2009, the Company recorded $505,082 and $690,099, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards  has been recorded in general and administrative expense for non-employees and in salaries and wages for employees.  During the six month ended June 30, 2010 and 2009, the Company recorded $284,494 and $441,991, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of the Company and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

The following table sets forth information about the options granted during the six months ended June 30, 2010 and 2009 and the assumptions used for such grants:

	For the six months ended June 30,
Dividend yields	2010	2009
Expected volatility	0.0%	0.0%
Risk-free interest rate	163.6% - 176.0%	175.0% - 188.7%
Option terms	2.97% - 4.01%	2.88% – 3.84%
	1 - 4 years	1 - 4 years

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

Changes in stock options issued to employees, advisors, and board members for the periods ended June 30, 2010, December 31, 2009, and December 31, 2008 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, January 1, 2008	8,410,180	$0.35
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(3,655,080)	0.50
Outstanding, December 31, 2008	10,015,100	$0.45
Exercisable, December 31, 2008	4,094,614	$0.38

Outstanding, December 31, 2008	10,015,100	$0.45
Granted	7,550,100	0.13
Exercised	-	-
Cancelled	(3,303,125)	0.35
Outstanding, December 31, 2009	14,262,075	$0.30
Exercisable, December 31, 2009	8,066,743	$0.35

Outstanding, December 31, 2009	14,262,075	$0.30
Granted	6,320,000	0.13
Exercised	-	-
Cancelled	(2,721,915)	0.31
Outstanding, June 30, 2010 (unaudited)	17,860,160	$0.24
Exercisable, June 30, 2010 (unaudited)	8,635,654	$0.32

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at June 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	6.35	1,620,000	$0.04	6.35
0.50	2,080,080	0.50	7.13	1,757,137	0.50	7.10
0.55	1,620,000	0.55	7.98	1,620,000	0.55	7.98
0.56	1,020,000	0.56	8.09	499,167	0.56	8.09
0.46	400,000	0.46	8.26	400,000	0.46	8.26
0.21	420,000	0.21	9.90	320,000	0.21	9.87
0.11	3,080,080	0.11	8.68	1,026,693	0.11	8.68
0.17	1,000,000	0.17	8.79	302,083	0.17	8.79
0.34	250,000	0.34	8.94	135,417	0.34	8.94
0.33	200,000	0.33	8.99	204,167	0.33	8.99
0.19	250,000	0.19	9.29	44,271	0.19	9.29
0.15	750,000	0.15	9.53	89,844	0.15	9.53
0.16	1,000,000	0.16	9.55	114,583	0.16	9.55
0.20	500,000	0.20	9.55	229,167	0.20	9.55
0.14	500,000	0.14	9.72	36,458	0.14	9.72
0.13	500,000	0.13	9.77	31,250	0.13	9.77
0.09	2,020,000	0.09	9.93	42,917	0.09	9.93
0.07	250,000	0.07	10.00	- 0 -	0.07	N/A
0.22	200,000	0.22	10.00	158,333	0.22	10.00
0.08	200,000	0.08	10.00	4,167	0.08	10.00
	17,860,160	$0.24	8.59	8,635,654	$0.32	7.88

As of June 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $53,460 and $53,460, respectively.  As of June 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $820,569 and $280,158.  The weighted-average grant-date fair value of options granted for the six months ended June 30, 2010 and 2009 was $0.12 and $0.12, respectively.  The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $167,604 and $425,692, respectively.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SHARE BASED PAYMENT (CONTINUED)

Warrants

In connection with the Private Offering discussed in Note 6 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering during the quarter ended March 31, 2010.  The warrants have exercise prices of $0.10 and $0.25, vest upon grant, and are exercisable for a period of five years.  No warrants were issued during the three months ended June 30, 2010.

Changes in warrants issued to investors for the periods ended June 30, 2010, and December 31, 2009 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding, January1, 2009	-	$0
Granted	1,048,586	0.25
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	1,048,586	$0.25
Exercisable, December 31, 2009	1,048,586	$0.25

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2010	18,208,586	$0.24
Exercisable, June 30, 2010	18,208,586	$0.24

The following table summarizes information about stock warrants granted to employees, investors, and board members as of June 30, 2010 (unaudited):

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.25	17,203,586	$0.25	4.55	17,203,586	$0.25	4.55
0.10	1,005,000	0.10	4.57	1,005,000	0.10	4.57
	18,208,586	$0.24	4.57	18,208,586	$0.24	4.57

As of June 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the periods ended June 30, 2010 was $0.17.  The total fair value of shares vested during 2010 was $1,201,200.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At June 30, 2010, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal years.  At June 30, 2010, the Company’s cash balance was $622,689.  The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – CONSULTING AGREEMENTS

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid equity expenses since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  From the beginning of the term through June 30, 2010, a total amount of $108,889 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

On January 15, 2010, the Company entered into a one-year consulting agreement for services rendered.  In full consideration for this agreement, the Company paid $50,000 to the consultant and issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $0.20 per share.  The shares were valued at an average of $0.14 per share for a total prepayment for these fees of $69,000.  From the beginning of the term through June 30, 2010, $25,250 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – PRIVATE FINANCING TRANSACTIONS

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities had not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

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

In association with the Private Offering, the Company paid the placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant to acquire an additional share of Common Stock (See Note 3).  The aggregate warrants considered outstanding and exercisable from the warrant units granted is 2,010,000.

On May 28, 2010, the Company filed a Form S-1 Registration Statement (the “Statement”) with the Securities and Exchange Commission relating to the aforementioned equity securities and certain other securities of the Company.  On June 15, 2010, the Securities and Exchange Commission deemed the Statement effective.

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

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – PRIVATE FINANCING TRANSACTIONS (CONTINUED)

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

On January 11, 2010, two investors converted two Notes into 661,000 shares of the Company’s common stock resulting from the outstanding principal amount of $60,000 and accrued interest of $6,100.  On January 22, 2010, two additional investors, including the Company’s Chief Executive Officer and Chief Operating Officer, were repaid the interest and principal due on three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Finally on February 10, 2010, one investor was repaid the interest and principal due on one Note for a total of $27,667 in cash resulting from the principal amount of $25,000 and accrued interest of $2,667.  Upon conversion of the Notes, the debt conversion liability of $43,834 was deemed to be relieved by $18,834 in cash and the remaining $25,000 being deemed a gain on the conversion of convertible promissory notes.  Total accretion for the three months ended March 31, 2010 was $28,397 and was charged to the Company’s Statements of Operations.  No accretion was recorded for the three months ended June 30, 2010 as the entire liability related to the Notes had been satisfied by March 31, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2009, the Chief Executive Officer and the Chief Operating Officer invested a total of $19,859 in connection with the Bridge Financing as referenced in Note 6 above.  On January 22, 2010, these individuals converted their three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Aside from the transaction disclosed above, there were no other related party transactions during the three months ended March 31, 2010.  There were no related party transactions in the three months ended June 30, 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from June 30, 2010 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

(b)  Business Overview

General

SpectrumDNA, Inc. is an innovation agency and digital studio focused on creating high-engagement web and mobile applications that allow marketers to empower their community members to take an active, measurable, and monetizable role in the extension of their brand.  SpectrumDNA’s private-label applications and platforms can be easily configured to engage and enroll the marketers’ most influential users who propagate its messaging to the masses through SpectrumDNA’s intelligent integration with popular social media sites.  The applications cross-pollinate the editorial quality of traditional media with the utility of social media creating a new class of value to the marketer and hence its audience.

Our product development and services methodology is based on our Chief Executive Officer James A. Banister’s book “Word of Mouse: The New Age of Networked Media” (Agate, 2004) which we believe predicted what The Gartner Group has now measured in its study measuring demographics of the social media audience and culture.  Banister distilled his research into a methodology called “enginetworking,” a process for creating and evolving software applications for the web and mobile wireless that address all levels of engagement.

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

Current Products

SpectrumDNA’s products can create new ways to capture-and-nurture audiences and help existing organizations and online networks improve key audience metrics - drive more unique users, more frequency of usage by each user, and a deeper, longer engagement in each user visit.  Our product development strategy is to develop, incubate and produce products based on observed emergent audience behavior.

Currently, our active product lines are as follows:

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

PlanetTagger

PlanetTagger is a location-enabled integrated social marketing platform offering online communities a powerful tool which centralizes their social media marketing and editorial programming and provides the community users with utility to extend the reach of the community.  The pre-cursor to PlanetTagger, our now-discontinued cooshoo.com property, was originally intended as a direct-to-consumer software application.  Similar to our repositioning of The Addictionary, we re-engineered the cooshoo.com application into a location-enabled services application and re-branded it PlanetTagger—another example of a SaaS application that can be offered to any niche community looking to capture and nurture the behavior of its users around People, Events, Media, or Locations.  Like The Addictionary, emergence of PlanetTagger as a software-as-a-service effectively turned one product into dozens of products.  We continue to enhance the product adding features and functionality as our customers or the market dictates.  During the second quarter of 2010, we augmented the existing web-based application with the introduction of the PlanetTagger iPhone application.

OptEngage

OptEngage is a new class configurable and contextual browser application that talks to a cloud-based platform, which enables clients to deliver content and utility to their users anywhere they go on the web.  SpectrumDNA clients can now program the entire Internet for their users, across all sites and platforms; and they can integrate customer data, context, location and their users’ intent to enhance their experience, driving deeper engagement, conversion and affinity for their brand or target affinity group.

New Products

We maintain a product development pipeline that is continually re-prioritized based on commercial opportunity, market feedback and market conditions.  Our development pipeline is based on our proprietary enginetworking process as well as other opportunities as they arise.

Strategic Relationships

Late in the fourth quarter of 2009, the Company began to re-focus its efforts on differentiation, circumventing resource limitations and leveraging its assets.  That strategy resulted in two additions to strategic direction and two strategic relationships during the first and second quarters of 2010.

In January 2010, SpectrumDNA entered into an exclusive license agreement with Optini, LLC, a Utah based company, to market and sell Optini’s products under the OptEngage product line to the Company’s existing and future clients.  OptEngage is a product development and services offering strategy rooted in the currently exploding “browser apps” marketplace (happening in parallel to the smartphone apps explosion, albeit much less publicized) and the contextual/semantic web movement.  OptEngage enables clients to deliver content and utility to their constituency and/or audience anywhere they go on the web, contextual to what they’re doing, when they’re doing and where they’re doing it.  For example, we are OptEngaging the PlanetTagger product, so we can offer it to clients and their users in a “to go” form—via a mobile app, and via an optengaged browser app (or series of browser apps).  Any community owner can use the product suite to personalize and customize its content around the community member wherever he or she travels on the web, contextually to where they are, when they are and what they’re doing.  The OptEngage suite of services allows the online community owner not only to control their end users’ experience on the web and but also to collect metrics data related to the behavior of those users.

In June 2010, the Company entered into a value-added reseller relationship with Big Door Media, a Seattle, Washington, based organization that is focused on developing a virtual economy platform to help developers and digital publishers add game mechanics to their site or app.  Foursquare and social games like Farmville and Mafia Wars have shown the power of badges and achievements to drive consumer activity.  Recognition programs are shown to positively impact marketing campaigns and evoke deep customer loyalty.  Our relationship with BigDoor has allowed for the gamification of our existing products where users can receive value in the form of points, currency or badges for not only purchases but any online activity, like posting brand related content on Facebook, Twitter or the host site.

Sales, Marketing and Performance

In our sales and marketing strategy, SpectrumDNA has pioneered the business of social nicheworking—providing white-label social media experiences that media entities or brand advertisers (or both) can offer to their target affinity groups.  Instead of launching “yet another web destination,” SpectrumDNA partners with institutions already spending the time, money and effort to engage their target affinity group, providing them with the social media expertise they lack.

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

The Addictionary platform continued to evolve based on successes to-date.  We have continued sales efforts targeting IP-based communities (like The Office, Harry Potter or Star Trek) and subject-matter communities like golf, gardening, celebrity, local geography (e.g. New York) or pet ownership.

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

During the first quarter of 2010, the Company sold its second PlanetTagger installation to the State of Utah’s Utah Science Technology and Research initiative (USTAR).  USTAR’s PlanetTagger installation, DigitalUproar, launched in March of 2010 to coincide with USTAR’s PushButton Digital Media Summit hosted by the State of Utah.  Following the initial success of DigitalUproar, in the second quarter of 2010, USTAR extended its product license through the first quarter of 2011 and has benefited from numerous product enhancements as well as the launch of the iPhone app.

During the second quarter of 2010, the Company partnered Chisel Industries, a Bozeman, Montana, based marketing firm, to become the exclusive provider of digital marketing services to Vann’s Inc, a Montana-based electronics retailer, for the promotion of its new interactive, themed retail experience.  In working to position the new store’s online identity, the Company and Chisel created three coordinated modes of audience engagement – a website destination, a contextual browser app called EverOn, and a mobile app for the iPhone based on PlanetTagger – the combination of which allow members of the retailer’s online social community to connect and share knowledge in a seamless user experience across platforms.  Overlaying these methods of engagement, the Company implemented a gamification platform that allows these users to collect rewards worth actual currency to be used toward the purchase of gear in the boutique.

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

Employees

As of the date hereof, the Company has ten (10) full-time employees located in Utah, California, New York, Oregon and Italy.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues for the three months ended June 30, 2010 were $38,750, compared to $50,750 for the three months ended June 30, 2009.  This revenue in the current period resulted from sales relating to the Addictionary and PlanetTagger enginets as well as the OptEngage installation.  Cost of sales was $1,384 for the three months ended June 30, 2010, compared to $18,233 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of June 30, 2010, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the quarter ended June 30, 2009.

Total operating expenses for the quarter ended June 30, 2010 were $582,509 compared to $641,035 for the comparable period of 2009, a decrease of 9%.  The decreased operating expenses in 2010 resulted primarily from decreases in general and administrative costs ($97,829 in 2010 compared to $118,767 in 2009) and decreases in salaries and wages ($448,071 in 2010 compared to $515,372 in 2009) offset by increases in product development expenses ($34,867 in 2010 compared to $4,784 in 2009).  The decrease in general and administrative costs resulted from decreases in unpaid employee services, general office expenses and travel and entertainment expenses offset by increases in consulting services expenses (see Note 5).  The decrease in salaries and wages resulted from a decrease in stock-based compensation.  For the three months ended June 30, 2010, the Company recognized $273,138 in compensation expense related to share-based payment awards and $354,505 in the comparable period of 2009.

We recognized a net loss of $543,902 for the three months ended June 30, 2010 compared to a loss of $608,233 for the three months ended June 30, 2009, a decrease of 11%.  This net loss was primarily the result of general and administrative costs and salaries and wages expenses.  Our basic and diluted net loss per share was $0.01 for the three months ended June 30, 2010, compared to a net loss per share of $0.01 for the comparable period of 2009.  Excluding non cash stock-based compensation and consulting expenses, our loss would have been $206,847 and $253,728 for 2010 and 2009, respectively.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues for the six months ended June 30, 2010 were $64,750, compared to $72,780 for the six months ended June 30, 2009.  This revenue in the current period resulted from sales relating to the Addictionary and PlanetTagger enginets as well as the OptEngage installation.  Cost of sales was $2,786 for the six months ended June 30, 2010, compared to $41,259 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of June 30, 2010, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the six months ended June 30, 2009.

Total operating expenses for the six months ended June 30, 2010 were $4,069,637 compared to $1,260,781 for the comparable period of 2009, an increase of 223%.  The increased operating expenses in 2010 resulted primarily from increases in general and administrative costs ($305,699 in 2010 compared to $221,293 in 2009) and increases in financing costs ($2,876,803 in 2010 compared to $0 in 2009) offset by decreases in salaries and wages ($837,618 in 2010 compared to $1,008,079 in 2009).  The increase in general and administrative costs resulted primarily from increases in consulting services expense based on two agreements (see Note 5) offset by decreases in unpaid employee services.  The increase in financing costs of $2,876,803 resulted from the valuation of the warrants associated with the Company’s Private Offering (see Note 6).  The decrease in salaries and wages resulted from a decrease in stock-based compensation.  For the six months ended June 30, 2010, the Company recognized $505,082 in compensation expense related to share-based payment awards and $690,099 in the comparable period of 2009.

We recognized a net loss of $4,007,208 for the six months ended June 30, 2010 compared to a loss of $1,227,306 for the six months ended June 30, 2009, an increase of 227%.  This net loss was primarily the result of the financing costs of $2,876,803 associated with the Company’s Private Offering (see Note 6) and increases in interest expense associated with the Bridge Financing (see Note 6) offset by decreases in operating expenses. Our basic and diluted net loss per share was $0.06 for the six months ended June 30, 2010, compared to a net loss per share of $0.03 for the comparable period of 2009.  Excluding the financing costs, consulting expenses, non cash stock-based compensation, interest expense associated with the Bridge Financing, and gain on the conversion of the convertible promissory notes, our loss would have been $453,342 and $533,041 for 2010 and 2009, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had $622,689 in cash and total liabilities of $134,571. While our current assets exceeded our current liabilities as of June 30, 2010, we have recorded negative cash flows from operations in this and prior fiscal years.  As a result, as of June 30, 2010, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Working Capital

For the six months ended June 30, 2010, the Company’s Net Cash Used in Operating Activities was $701,167 compared to $432,150 for the comparable period in 2009.  The increase in Net Cash Used in Operating Activities between the two periods resulted from increases in certain transaction costs incurred in association with the Private Offering, increases in prepaid consulting services, increases in interest expense related to the Bridge Financing, and decreases in accounts payable and accrued expenses.

For the six months ended June 30, 2010, the Company’s Net Cash Used in Investing Activities was $8,128 compared to $3,510 for the comparable period in 2009.  This increase in Net Cash Used in Investing Activities between the two periods resulted from increases in fixed asset purchases.

For the six months ended June 30, 2010, Net Cash Provided by Financing Activities was $1,321,681 compared to zero in the prior year period.  This increase resulted from cash received in association with the Private Offering offset by cash paid for transaction costs associated with the Private Offering and for the conversion of certain Notes.

Financing

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  As of June 30, 2010, $108,889 had been amortized to consulting expense, with the remaining as prepaid consulting services, to be amortized over the remaining life of the agreement.

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities had not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended from January 13, 2010 to February 28, 2010 and again until March 15, 2010.

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

On May 28, 2010, the Company filed a Form S-1 Registration Statement (the “Statement”) with the Securities and Exchange Commission relating to the aforementioned equity securities and certain other securities of the Company.  On June 15, 2010, the Securities and Exchange Commission deemed the Statement effective.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2010, the Company did not have any unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

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

SPECTRUMDNA, INC.
(Registrant)

Dated: August 16, 2010	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)