Form 10-Q
period 2010-09-30
SpectrumDNA, Inc.
filed 2010-11-15
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4880377
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1781 Sidewinder Drive, Suite 201
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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 69,058,237 outstanding as of November 12, 2010.

SPECTRUMDNA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Condensed Consolidated Financial Statements
For The Nine Month Period Ended September 30, 2010

SpectrumDNA, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$378,293	$10,303
Accounts receivable, net	18,750	6,750
Prepaid expenses and other	30,527	18,272

Total Current Assets	427,570	35,325

PROPERTY AND EQUIPMENT, NET	9,716	6,643

OTHER ASSETS

Domain names, net	1,409	2,542
Product development, net	2	2,583
Security deposit	6,000	5,000

Total Other Assets	7,411	10,125

TOTAL ASSETS	$444,697	$52,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$60,308	$152,019
Accounts payable - related parties	3,254	10,112
Accrued expenses	49,200	166,526
Unearned revenue	11,250	-
Interest payable	-	8,723
Debt conversion payable	-	43,834
Convertible promissory notes	-	49,611
Convertible promissory notes - related parties	-	8,017
Notes payable	22,500	19,150

Total Current Liabilities	146,512	457,992

Total Liabilities	146,512	457,992

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 69,058,237 and 52,747,237 shares issued and outstanding, respectively	69,059	52,748
Additional paid-in capital	12,261,858	7,212,527
Prepaid consulting services	(430,944)	(544,444)
Accumulated deficit	(11,601,788)	(7,126,730)

Total Stockholders' Equity (Deficit)	298,185	(405,899)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$444,697	$52,093

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES, net	$43,750	$48,800	$108,500	$121,580

COST OF SALES, net	927	11,918	3,713	53,177

GROSS PROFIT (LOSS)	42,823	36,882	104,787	68,403

OPERATING EXPENSES

General and administrative	131,124	129,492	436,823	350,785
Salaries and wages	352,517	493,986	1,190,134	1,502,065
Product development expenses	25,991	41,902	72,356	69,294
Depreciation expense	1,903	2,658	5,056	6,675
Financing Costs	-	-	2,876,803	-

Total Operating Expenses	511,535	668,038	4,581,172	1,928,819

OPERATING (LOSS)	(468,712)	(631,156)	(4,476,385)	(1,860,416)

OTHER INCOME (EXPENSES)
Interest income	503	30	1,583	1,984
Interest expense	(141)	-	(3,209)	-
Interest expense - beneficial conversion feature	-	-	(28,397)	-
Gain on conversion of convertible promissory note	-	-	25,000	-
Other income	500	-	6,350	-

Total Other Income (Expenses)	862	30	1,327	1,984

NET INCOME / (LOSS) BEFORE INCOME TAXES	-	-	-	-
INCOME TAX EXPENSE	-	-	-	-

NET INCOME / (LOSS)	$(467,850)	$(631,126)	$(4,475,058)	$(1,858,432)

BASIC AND FULLY DILUTED INCOME / (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	69,058,237	48,747,237	67,378,710	48,747,209

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the period January 1, 2008 through September 30, 2010

								Total
					Additional		Prepaid	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Expenses	(Deficit)

Balance, January 1, 2008	-	$-	48,626,667	$48,627	$4,068,731	$(2,134,627)	$-	$1,982,731

Common shares issued for services at an average of $0.37 per share	-	-	112,991	113	42,095	-	-	42,208
Compensation expense associated with stock options and warrants	-	-	-	-	1,198,406	-	-	1,198,406
Net income / (loss) for the year ended December 31, 2008	-	-	-	-	-	(2,558,631)	-	(2,558,631)

Balance, December 31, 2008	-	-	48,739,658	48,740	5,309,232	(4,693,258)	-	664,714

Common shares issued for services at an average of $0.55 per share	-	-	7,579	8	4,159	-	-	4,167
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	4,000,000	4,000	556,000	-	(560,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	1,282,111	-	-	1,282,111
Amortization of prepaid consulting services							15,556	15,556
Value attributable to benefical conversion features and related warrant valuation	-	-	-	-	61,025	-	-	61,025
Net income / (loss) for the year ended December 31, 2009	-	-	-	-	-	(2,433,472)	-	(2,433,472)

Balance, December 31, 2009	-	$-	52,747,237	$52,748	$7,212,527	$(7,126,730)	$(544,444)	$(405,899)

Common shares issued for cash at $0.10 per share	-	-	15,150,000	15,150	1,365,701	-	-	1,380,851
Financing costs associated with stock warrants granted	-	-	-	-	2,876,803	-	-	2,876,803
Common shares issued for conversion of convertible promissory notes at $0.10 per share	-	-	661,000	661	65,439	-	-	66,100
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	500,000	500	68,500	-	(69,000)	-
Compensation expense associated with stock options and warrants	-	-	-	-	672,888	-	-	672,888
Amortization of prepaid consulting services	-	-	-	-	-	-	182,500	182,500
Net income / (loss) for the nine months ended September 30, 2010 (unaudited)	-	-	-	-	-	(4,475,058)	-	(4,475,058)

Balance, September 30, 2010 (unaudited)	-	$-	69,058,237	$69,059	$12,261,858	$(11,601,788)	$(430,944)	$298,185

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income / (loss)	$(4,475,058)	$(1,858,432)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	8,766	59,852
Stock options and warrants granted for services rendered	672,888	1,023,373
Transaction costs incurred in connection with the issuance of common stock and warrants	2,876,803	-
Common stock issued for services rendered	-	4,166
Prepaid consulting services	182,500	-
Accretion of remaining discount on convertible promissory notes	28,397	-
Gain on conversion of convertible promissory notes	(25,000)	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(12,000)	(19,550)
(Increase) / decrease in prepaid expenses and other	9,246	59,204
Increase / (decrease) in accounts payable and accrued expenses	(218,516)	128,282
Increase / (decrease) in payroll liabilities	-	52,367
Increase / (decrease) in unearned revenue	11,250	-

Net Cash (Used) in Operating Activities	(940,724)	(550,738)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(8,128)	(3,510)
Cash paid for intangible assets	-	(1,350)

Net Cash (Used) in Investing Activities	(8,128)	(4,860)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock	1,380,850	-
Payments made on notes payable	(19,150)	-
Cash received from stock subscription advances	-	42,000
Cash paid for repayment of convertible promissory note	(44,859)	-

Net Cash Provided by Financing Activities	1,316,842	42,000

NET INCREASE / (DECREASE) IN CASH	367,990	(513,598)

CASH AT BEGINNING OF PERIOD	10,303	548,499

CASH AT END OF PERIOD	$378,293	$34,901

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$4,981	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$-	$4,166
Stock options and warrants granted for services rendered	$672,888	$1,023,373
Common stock issued for prepaid consulting services	$69,000	$-
Stock warrants granted for transaction costs	$2,876,803	$-
Common stock issued for payment of convertible promissory notes and interest	$66,100	$-

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

NOTE 2- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share of common stock in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of September 30, 2010 and 2009, the number of shares underlying these instruments is as follows:

	2010	2009
Shares of common stock underlying stock options	17,960,160	17,087,229
Shares of common stock underlying warrants	18,208,586	-
Total shares	36,168,746	17,087,229

For the interim periods ended September 30, 2010 and 2009, potential common shares of 36,168,746 and 17,087,229 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per share:
Loss (numerator)	$(4,475,058)	$(1,858,432)	$(467,850)	$(631,126)
Weighted average number of shares outstanding – basic (denominator)	67,378,710	48,747,209	69,058,237	48,747,237
Per share amount	$(0.07)	$(0.04)	$(0.01)	$(0.01)

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

During the nine month periods ended September 30, 2010 and 2009, the Company recorded $672,888 and $1,023,373, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards has been recorded in general and administrative expense for non-employees and in salaries and wages for employees.  During the nine months ended September 30, 2010 and 2009, the Company recorded $406,970 and $673,482, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of the Company and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

The following table sets forth information about the options granted during the nine months ended September 30, 2010 and 2009 and the assumptions used for such grants:

	For the nine months ended September 30,
	2010	2009
Dividend yields	0.0%	0.0%
Expected volatility	161.9% - 176.0%	175.0% - 188.7%
Risk-free interest rate	2.96% - 4.01%	2.88% – 3.84%
Option terms	1 - 4 years	1 – 4 years

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

Changes in stock options issued to employees, advisors, and board members for the periods ended September 30, 2010, December 31, 2009, and December 31, 2008 are as follows:
		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, January 1, 2008	8,410,180	$0.35
Granted	5,260,000	0.54
Exercised	-	-
Cancelled	(3,655,080)	0.50
Outstanding, December 31, 2008	10,015,100	$0.45
Exercisable, December 31, 2008	4,094,614	$0.38

Outstanding, December 31, 2008	10,015,100	$0.45
Granted	7,550,100	0.13
Exercised	-	-
Cancelled	(3,303,125)	0.35
Outstanding, December 31, 2009	14,262,075	$0.30
Exercisable, December 31, 2009	8,066,743	$0.35

Outstanding, December 31, 2009	14,262,075	$0.30
Granted	6,670,000	0.13
Exercised	-	-
Cancelled	(2,971,915)	0.30
Outstanding, September 30, 2010 (unaudited)	17,960,160	$0.24
Exercisable, September 30, 2010 (unaudited)	9,666,237	$0.31

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3- SHARE BASED PAYMENT (CONTINUED)

Common Stock Options  (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at September 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	6.09	1,620,000	$0.04	6.09
0.50	2,080,080	0.50	6.88	1,819,643	0.50	6.85
0.55	1,620,000	0.55	7.73	1,620,000	0.55	7.73
0.56	1,020,000	0.56	7.84	561,667	0.56	7.84
0.46	400,000	0.46	8.01	400,000	0.46	8.01
0.21	420,000	0.21	9.65	420,000	0.21	9.65
0.11	3,080,080	0.11	8.42	1,219,198	0.11	8.42
0.17	1,000,000	0.17	8.54	364,583	0.17	8.54
0.34	250,000	0.34	8.68	166,667	0.34	8.68
0.33	200,000	0.33	8.73	200,000	0.33	8.73
0.19	250,000	0.19	9.04	59,896	0.19	9.04
0.15	500,000	0.15	9.27	91,146	0.15	9.27
0.16	1,000,000	0.16	9.30	177,083	0.16	9.30
0.20	500,000	0.20	9.30	354,167	0.20	9.30
0.14	500,000	0.14	9.47	67,708	0.14	9.47
0.13	500,000	0.13	9.52	62,500	0.13	9.52
0.09	2,020,000	0.09	9.68	172,917	0.09	9.68
0.07	600,000	0.07	9.77	34,896	0.07	9.77
0.22	200,000	0.22	9.76	200,000	0.22	9.76
0.08	200,000	0.08	9.76	54,167	0.08	9.76
	17,960,160	$0.24	8.35	9,666,237	$0.31	7.78

As of September 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $21,060 and $21,060, respectively.  As of September 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $267,662 and $163,538.  The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2010 and 2009 was $0.12 and $0.12, respectively.  The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $173,733 and $429,966, respectively.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SHARE BASED PAYMENT (CONTINUED)

Warrants

In connection with the Bridge Financing and Private Offering discussed in Note 6 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering during the quarter ended March 31, 2010.  The warrants have exercise prices of $0.10 and $0.25, vest upon grant, and are exercisable for a period of five years.  No warrants were issued during the three months ended September 30, 2010 or June 30, 2010.

Changes in warrants issued to investors for the periods ended September 30, 2010, and December 31, 2009 are as follows:
		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, January1, 2009	-	$0
Granted	1,048,586	0.25
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	1,048,586	$0.25
Exercisable, December 31, 2009	1,048,586	$0.25

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2010	18,208,586	$0.24
Exercisable, September 30, 2010	18,208,586	$0.24

The following table summarizes information about stock warrants granted to employees, investors, and board members as of September 30, 2010 (unaudited):

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.25	17,203,586	$0.25	4.32	17,203,586	$0.25	4.32
0.10	1,005,000	0.10	4.30	1,005,000	0.10	4.30
	18,208,586	$0.24	4.32	18,208,586	$0.24	4.32

As of September 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the periods ended September 30, 2010 was $0.17.  The total fair value of shares vested during 2010 was $858,000.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At September 30, 2010, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal years.  At September 30, 2010, the Company’s cash balance was $378,293.  To date, the Company has not generated sufficient revenue to support the operating costs of the business, and no assurance can be made that the Company will generate revenues sufficient to support operating costs in the foreseeable future.  The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – CONSULTING AGREEMENTS

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid equity expenses since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  From the beginning of the term through September 30, 2010, a total amount of $155,556 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

On January 15, 2010, the Company entered into a one-year consulting agreement for services rendered.  In full consideration for this agreement, the Company paid $50,000 to the consultant and issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $0.20 per share.  The shares were valued at an average of $0.14 per share for a total prepayment for these fees of $69,000.  From the beginning of the term through September 30, 2010, $42,500 had been amortized to consulting expense, with the remaining as prepaid equity expense, to be amortized over the remaining life of the agreement.

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

On January 11, 2010, two investors converted two Notes into 661,000 shares of the Company’s common stock resulting from the outstanding principal amount of $60,000 and accrued interest of $6,100.  On January 22, 2010, two additional investors, including the Company’s Chief Executive Officer and Chief Operating Officer, were repaid the interest and principal due on three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Finally on February 10, 2010, one investor was repaid the interest and principal due on one Note for a total of $27,667 in cash resulting from the principal amount of $25,000 and accrued interest of $2,667.  Upon conversion of the Notes, the debt conversion liability of $43,834 was deemed to be relieved by $18,834 in cash and the remaining $25,000 being deemed a gain on the conversion of convertible promissory notes.  Total accretion for the three months ended March 31, 2010 was $28,397 and was charged to the Company’s Statements of Operations.  No accretion was recorded for the three months ended September 30, 2010 as the entire liability related to the Notes had been satisfied by March 31, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2009, the Chief Executive Officer and the Chief Operating Officer invested a total of $19,859 in connection with the Bridge Financing as referenced in Note 6 above.  On January 22, 2010, these individuals converted their three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Aside from the transaction disclosed above, there were no other related party transactions during the nine months ended September 30, 2010.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the filing date of this Form 10-Q. The Company concluded that no events or transactions occurred that require recognition or disclosure in its unaudited condensed consolidated financial statements.

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

During the third quarter of 2010, the Company entered into a relationship with Fandango, the nation's leading moviegoer destination, to launch Fandango2Go, the next generation browser application that provides movie goers precisely the movie information they want, based on what they are doing as they browse the internet.  Fandango2Go is an example of “contextual browsing,” in which when a user performs a search for a movie, the Fandango2Go app will launch directly into the site the user is on, delivering the most relevant content the user wants to see.  Fandango2Go enables moviegoers to find movies and showtimes, watch trailers, locate theaters, and more without the need to travel to Fandango.com because the application is “aware” of the user’s context.

Also, during the third quarter of 2010, the Company entered into an additional agreement with Vann’s to develop a point-of-sale (“POS”) application for the iPod Touch for use in its forthcoming stores.

Recent Events
Subsequent to the end of the third quarter, the Company entered into a marketing services contract with Vann’s to provide social media marketing services to its forthcoming stores.

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

Employees

As of the date hereof, the Company has seven (7) full-time employees located in Utah, Oregon, and Italy.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues for the three months ended September 30, 2010 were $43,750, compared to $48,800 for the three months ended September 30, 2009.  This revenue in the current period resulted from sales relating to the PlanetTagger engine, the OptEngage installation, and the POS application for Vann’s.  Cost of sales was $927 for the three months ended September 30, 2010, compared to $11,918 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of September 30, 2010, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the quarter ended September 30, 2009.

Total operating expenses for the quarter ended September 30, 2010 were $511,535 compared to $668,038 for the comparable period of 2009, a decrease of 23%.  The decreased operating expenses in 2010 resulted primarily from decreases in salaries and wages ($352,517 in 2010 compared to $493,986 in 2009) and product development expenses ($25,991 in 2010 compared to $41,902 in 2009).  The decrease in salaries and wages resulted primarily from a decrease in stock-based compensation.  For the three months ended September 30, 2010, the Company recognized $167,806 in compensation expense related to share-based payment awards and $333,274 in the comparable period of 2009.

We recognized a net loss of $467,850 for the three months ended September 30, 2010 compared to a loss of $631,126 for the three months ended September 30, 2009, a decrease of 26%.  This net loss was primarily the result of general and administrative costs and salaries and wages expenses.  Our basic and diluted net loss per share was $0.01 for the three months ended September 30, 2010, compared to a net loss per share of $0.01 for the comparable period of 2009.  Excluding non cash stock-based compensation and consulting expenses, our loss would have been $236,127 and $297,852 for 2010 and 2009, respectively.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were $108,500, compared to $121,580 for the nine months ended September 30, 2009.  This revenue in the current period resulted from sales relating to the Addictionary and PlanetTagger enginets as well as the OptEngage installation.  Cost of sales was $3,713 for the nine months ended September 30, 2010, compared to $53,177 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of September 30, 2010, these expenses have been almost fully amortized hence the significant decrease from the amount recorded for the nine months ended September 30, 2009.

Total operating expenses for the nine months ended September 30, 2010 were $4,581,172 compared to $1,928,819 for the comparable period of 2009, an increase of 138%.  The increased operating expenses in 2010 resulted primarily from increases in general and administrative costs ($436,823 in 2010 compared to $350,785 in 2009) and increases in financing costs ($2,876,803 in 2010 compared to $0 in 2009) offset by decreases in salaries and wages ($1,190,134 in 2010 compared to $1,502,065 in 2009).  The increase in general and administrative costs resulted primarily from increases in consulting services expense based on two agreements (see Note 5) offset by decreases in unpaid employee services.  The increase in financing costs of $2,876,803 resulted from the valuation of the warrants associated with the Company’s Private Offering (see Note 6).  The decrease in salaries and wages resulted from a decrease in stock-based compensation.  For the nine months ended September 30, 2010, the Company recognized $672,888 in compensation expense related to share-based payment awards and $1,023,373 in the comparable period of 2009.

We recognized a net loss of $4,475,058 for the nine months ended September 30, 2010 compared to a loss of $1,858,432 for the nine months ended September 30, 2009, an increase of 141%.  This net loss was primarily the result of the financing costs of $2,876,803 associated with the Company’s Private Offering (see Note 6) and increases in interest expense associated with the Bridge Financing (see Note 6) offset by decreases in operating expenses. Our basic and diluted net loss per share was $0.07 for the nine months ended September 30, 2010, compared to a net loss per share of $0.04 for the comparable period of 2009.  Excluding the financing costs, consulting expenses, non cash stock-based compensation, interest expense associated with the Bridge Financing, and gain on the conversion of the convertible promissory notes, our loss would have been $739,470 and $835,059 for 2010 and 2009, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had $378,293 in cash and total liabilities of $146,512. While our current assets exceeded our current liabilities as of September 30, 2010, we have recorded negative cash flows from operations in this and prior fiscal years.  To date, the Company has not generated sufficient revenue to support the operating costs of the business, and no assurance can be made that the Company will generate revenues sufficient to support operating costs in the foreseeable future.  As a result, as of September 30, 2010, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Working Capital
For the nine months ended September 30, 2010, the Company’s Net Cash Used in Operating Activities was $940,724 compared to $550,738 for the comparable period in 2009.  The increase in Net Cash Used in Operating Activities between the two periods resulted from increases in certain transaction costs incurred in association with the Private Offering, increases in consulting services, increases in interest expense related to the Bridge Financing, and decreases in accounts payable and accrued expenses.

For the nine months ended September 30, 2010, the Company’s Net Cash Used in Investing Activities was $8,128 compared to $4,860 for the comparable period in 2009.  This increase in Net Cash Used in Investing Activities between the two periods resulted from increases in fixed asset purchases.

For the nine months ended September 30, 2010, Net Cash Provided by Financing Activities was $1,316,842 compared to $42,000 in the prior year period.  This increase resulted from cash received in association with the Private Offering offset by cash paid for transaction costs associated with the Private Offering and for the conversion of certain Notes.

Financing
On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  As of September 30, 2010, $155,556 had been amortized to consulting expense, with the remaining as prepaid consulting services, to be amortized over the remaining life of the agreement.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010, the Company did not have any unregistered sales of equity securities.

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

SPECTRUMDNA, INC.
(Registrant)

Dated: November 15, 2010	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)