Form 10-K
period 2010-12-31
SpectrumDNA, Inc.
filed 2011-04-15
CIK 1424988

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 333-148883

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
Yes ☐         No  ☒

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
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,253,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 25, 2011 was 69,058,237.

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

Our corporate address is 1781 Sidewinder Drive, Suite 201, P.O. Box 682798, Park City, Utah 84068.  Our telephone number is (435) 658-1349.  The Company’s website is http://www.spectrumdna.com.

Organization

Our Company is presently comprised of SpectrumDNA, Inc., a Delaware corporation, with two wholly-owned subsidiaries, Cooshoo, Inc. and SpectrumDNA Studios, Inc., also Delaware corporations (collectively, the Company or Spectrum).  We use the trade names “SpectrumDNA, Inc.” or “SpectrumDNA Studios, Inc.” in our commercial operations.

(b)  Business Overview

General

SpectrumDNA, Inc. is an innovation agency and digital studio focused on creating high-engagement web and mobile applications that allow marketers to empower their community members to take an active, measurable, and monetizable role in the extension of their brand.  SpectrumDNA specializes in gamification, and the design and development of gamified commerce and social loyalty programs; and SpectrumDNA’s white-label applications and API/web-services platforms can be easily configured to engage and enroll the marketers’ most influential users who propagate its messaging to the masses through SpectrumDNA’s intelligent integration with popular social media sites.

Our product development and services methodology is based on our Chief Executive Officer James A. Banister’s book “Word of Mouse: The New Age of Networked Media” (Agate, 2004) which we believe predicted what The Gartner Group has now measured in its study of the social media audience demographics and culture.  Banister distilled his research into a methodology called “enginetworking,” a process for creating and evolving software applications for the web and mobile wireless that address all levels of engagement, and methodology for engaging social media audiences.

Strong evidence exists that the history of success in online and mobile web is a history of “encouraging and capturing behavior” or “providing utility”—searching, dating, self-expression, shopping, social networking, job-seeking, travel, with many more behaviors left to capture-and-nurture.. Further, behavioral motivation and reward dynamics have become an increasing imperative to successful business ventures, and much of that is embodied in the movement SpectrumDNA has helped precipitate around “gamification.”

Strategic Focus

Late in the fourth quarter of 2009 and into the first half of 2010, the Company began to re-focus its efforts on differentiation, circumventing resource limitations and leveraging its assets.  As part of that strategy, in June 2010, the Company entered into a value-added reseller relationship with Big Door Media, a Seattle, Washington, based organization focused on developing a virtual economy platform to help developers and digital publishers add game mechanics to their site or app.  The gamification technology platforms are rapidly becoming commoditized, and SpectrumDNA has since expanded its support of competitive gamification platforms, and is now platform-independent and focused on the ultimate differentiator of gamification design technique. Foursquare and social games like Farmville and Mafia Wars have shown the power of badges and achievements to drive consumer activity.  Recognition and loyalty programs are shown to positively impact marketing campaigns and evoke deep customer loyalty.  Our relationship with BigDoor has allowed for the gamification of our existing products where users can receive value in the form of points, currency or badges for not only purchases but any online activity, like posting brand related content on Facebook, Twitter or the host site.

Throughout the third and fourth quarters of 2010, our business strategy became increasingly focused on providing gamification design and development services to large and small clients looking to increase customer loyalty and engagement through the use of game mechanics.  The Company specializes in designing and building Social Loyalty Programs (“SLPs”) that are a cross-pollination of classic loyalty program, apps that engage the dynamic social graph, and game mechanics–techniques that encourage and capture intrinsic human behavior and match them with extrinsic rewards.

Gamified Commerce and Social Loyalty

In November 2010, Interpret, a leading entertainment, media and technology market research firm, released a report co-authored by SpectrumDNA CEO Jim Banister containing primary research that found gamers, even using the broadest definition, are more likely to be online shoppers and opinion-leaders and are more likely to buy in gamified environments.

It was the culmination of an evolutionary shift made by SpectrumDNA earlier in 2010 to focus its products and services on the rapidly emerging market for gamified commerce (“gCommerce”) and social loyalty, or any “gamified” transactional behavior. This goes beyond engagement.  While gCommerce fundamentally engenders and relies on engagement, the approach is designed to get customers and users to transact as opposed to simply interact.  The gCommerce process has emerged to help transaction-oriented companies leverage the rapidly coalescing landscape of web, social media and mobile, and integrate disparate social and mobile marketing and transaction-oriented activities into next-generation gamified social loyalty programs.

Interpret’s report put the spotlight on the power of the gamification paradigm showing that a gamer is 20% more likely to be an online shopper than the average non-gamer and 50% more likely to be an influencer among his or her friends.  The report further found that “shopping-gamers” are 70% more likely than the general population to buy within a gamified transactional environment.

Whether Farmville on Facebook, World of Warcraft on the PC, Solitaire on the iPhone, earning frequent flyer miles through American Airlines, or shopping through social commerce services like Groupon or Gilt, customers’ and users’ online and offline experiences are already “gamified.”  SpectrumDNA rapidly established a beachhead in this growth industry and authored one of the now de facto frameworks for operating in the realm of “gamification” called the “social loyalty framework” (“SLF”).  The SLF comprises of three elements—API, Appify and Gamify.

API-Appify-Gamify

SpectrumDNA pioneered the concept of social loyalty, or gamified social loyalty, which is a way for individuals and institutions to use the web/mobile social graph and its myriad utilities, from Facebook to Twitter to YouTube, as a mode of “lead generation.”  That is, to flip the now occurring intermediation by upstart social utilities into a feeding mechanism to owned loyalty programs that use the same mechanisms, techniques and technologies used by those upstart intermediaries.  There are three elements to the social loyalty framework.

APIs, or Application Programming Interfaces, have become the foundation for the explosion of social and mobile applications.  Many are free, but almost all are increasingly economical.  APIs enable the creation of applications relatively independent of consumer platform--  from Facebook, to websites, to iPhone apps and beyond.  They make the creation of transmedia consumer experiences viable and economical.

Apps, or Applications, are software programs with focused and themed function, for utilitarian, informational or entertainment purposes.  While an app can reside at web address accessible via a web browser, an app is not a “website” or “online brochure.”  While classic computer software programs (like Microsoft Word or Photoshop) are the original app, the explosion of smartphones (like iPhone, Blackberry and Android), proprietary platforms (like Facebook and Conduit), and the way websites work has affected the evolution of consumer behavior from “site centric” to “app centric.”

Gamification involves the use of game mechanics and game dynamics to motivate and reward human behavior.  Even though many of the core principles of gamification are derived from modern video games, casual games and social games, gamification does not mean the creation of a game.  In the context of social loyalty, it means to create “capture-and-nurture” programs that acquire and retain customers in the realm of the brand, retailer or publisher across multiple consumer touchpoints—from Facebook to smartphones to the general web.

Quick-Start APIs

SpectrumDNA’s software API and app platforms have been adapted to support the now predominant work in gamification and social loyalty.  We frequently employ them to jump-start the creation of apps, and when appropriate, we intermix them with the multitude of third-party APIs to quickly and cost-effectively create individual apps or broader social loyalty programs.

Currently, our active product lines are as follows:

The Addictionary
The Addictionary is a social wordplay engine.  We use it as the foundation for apps created to engage in word-related apps.

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

Hucklemonkey
The Hucklemonkey API integrates gamification into our clients existing services or new applications.  It focuses on integrating scalable, pervasive economies into already-existing services, and it’s designed for quick deployment and high engagement.  Hucklemonkey allows our clients to easily pull profile, virtual economy, and achievement data and assets into their existing user experiences.

New Products

We continue to prioritize product and services development such that maximize our opportunities for annuity-based revenue streams.

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

A secondary sales focus is on licensing PlanetTagger.  During the second half of 2009 through the first half of 2010, the Company licensed PlanetTagger to two institutions including:
•	UCLA Anderson School of Management’s Entertainment and Media Management Institute
•	State of Utah’s Utah Science Technology and Research initiative (USTAR)

During the second quarter of 2010, marking its entry into gCommerce and gamified loyalty space, the Company partnered Chisel Industries, a Bozeman, Montana, based marketing firm, to become the exclusive provider of digital marketing services to Vann’s Inc, a Montana-based electronics retailer, for the promotion of its new interactive, themed retail experience.  In working to position the new store’s online identity, the Company and Chisel created three coordinated modes of audience engagement – a website destination, a contextual browser app called EverOn, and a mobile app for the iPhone based on PlanetTagger – the combination of which allow members of the retailer’s online social community to connect and share knowledge in a seamless user experience across platforms.  Overlaying these methods of engagement, the Company implemented a gamification platform that allows these users to collect rewards worth actual currency to be used toward the purchase of gear in the boutique.

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

During the third and fourth quarters of 2010, the Company entered into an additional agreement with Vann’s to develop a point-of-sale (“POS”) application for the iPod Touch for use in its forthcoming stores as well as a marketing services contract with Vann’s to provide social media marketing services to its forthcoming stores.

Our recent focus on gamification services has yielded several new clients and an increasing number of inbound inquires.  In the fourth quarter of 2010, the Company contracted with two new clients - providing gamification services to UGO.com, a division of Hearst Media, and UNWeb, a business and personal networking application and global social exchange board for the United Nations NGO’s, Micro financers, Governments, Private Sectors, Media, Academic, Associations, Institutions, and Foundations.

Recent Events

The Company’s momentum in the gamification space continued to build in the first quarter and the beginning of the second quarter of 2011, and the Company entered into agreements with UGO.com (second follow-on contract); ICE.com, the online jewelry retailer; Park City Week, a local online visitor resource; Accuscore, an online source for pregame sports statistics and information; WAI Consulting, LLC, marketers of photo-sharing apps ; Audree’s World, a tween MMOG focused on social games for social good; and Say.so, a single-source contextual market research and panel management company.

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

Customers and Competition

The internet industry is highly competitive, rapidly evolving and subject to constant technological change.  As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, as well as the marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, and Facebook as well as others about which we may not yet know.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our properties may develop products or services that are superior to, or have greater market acceptance than the enginets we develop and services we offer.

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

Employees

As of the date hereof, the Company has eight (8) full-time employees located in Utah, Washington, Michigan, Oregon, and Italy.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

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

We also plan to rigorously control access to any proprietary technologies, and as the Company matures, we also plan to assess at regular intervals our intellectual property status, including identifying and articulating particular pieces of intellectual property, and for intellectual property believed to be of significant novelty and value, engaging patent counsel to assist in the assessment of whether such intellectual property should be protected by patents, trade secret doctrine, copyrights, or other mechanisms. Our management has had significant experience in the development and administration of such processes, and includes individuals who have been awarded multiple patents in connection with prior ventures.  As such, and as part of this process, we have applied to register the mark ADDICTIONARY in various International Classes.  On August 31, 2010, the U.S. Patent and Trademark Office (“USPTO”) issued the Certificate of Registration for the mark ADDICTIONARY, Registration No. 3,842,189 in International Class 09.  Registration in other International Classes is currently pending.

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

Research and Development Update

We have spent approximately $85,000 and $81,000 in research and development activities during the years ended December 31, 2010 and 2009, respectively.

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

WE HAVE HAD A LIMITED OPERATING HISTORY AND LIMITED REVENUES SO FAR.  Our business originally began in July 2006.  Since then, we have had limited revenues.  For the years ended December 31, 2010 and 2009, we had revenues of $141,250 and $149,800, respectively.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to, unforeseen expenses, complications and delays, established competitors and other factors.  Irrespective of the quality of our enginet properties and skills of management, we may still never achieve profitable operations. Any investment in the Company is therefore highly speculative and could result in the loss of the entire investment.

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

WE HAVE SUFFERED OPERATING LOSSES SINCE INCEPTION ANY MAY NEVER BECOME PROFITABLE.  For the years ended December 31, 2010 and 2009, we suffered net losses of $1,966,899 and $2,469,858, respectively.  We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable.  If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in the Company.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS. As of December 31, 2010, we had $195,876 in cash and total liabilities of $150,890.  During 2010, we did raise gross proceeds of $1,515,000 pursuant to a private placement offering of shares of common stock and warrants, and while management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.  Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods.  If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding.  There can be no assurance that additional financing will be available on satisfactory terms, if at all.

IF WE ARE UNABLE TO ATTRACT A SIGNIFICANT NUMBER OF USERS OF OUR ENGINETS OR POTENTIAL CLIENTS FOR OUR SERVICES, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES.  In order to operate our enginets profitably, we must attract sufficient users, including users who regularly visit and use our enginets.  Our ability to attract advertisements and other sources of revenues for our enginets will be dependent upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors.  For example, these metrics help advertisers determine whether or not to advertise on our clients’ websites which house our enginets and the price which will be received from them. If our enginets do not attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.  Similarly, if we do not attract sufficient clients for our service-related work, our revenue will be impacted.

INTENSE COMPETITION IN THE INTERNET INDUSTRY COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO SECURE A MARKET SHARE SUFFICIENT TO SUSTAIN OPERATIONS.  The internet industry is highly competitive, rapidly evolving and subject to constant technological change.  As the markets for internet based products and services and online advertising continue to grow, we expect that competition will intensify.  Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.  We compete for the time, attention and usage of a broad spectrum of consumers and internet users, as well as the marketing, advertising and purchasing budgets of a broad range of businesses.  Many companies offer properties that compete with our properties for user attention and partner, advertiser and subscriber budgets, including large companies such as Yahoo, Google, Microsoft, and Facebook as well as others about which we may not yet know.  These companies may be or may become directly competitive with our business. We also expect that additional companies will offer competing products in the future. Furthermore, competitors of our properties may develop products or services that are superior to, or have greater market acceptance than the enginets we develop and services we offer.

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

THE COMPANY IS SUBJECT TO CONTROL BY ONE OF OUR PRINCIPAL OFFICERS.  As of December 31, 2010, one of our principal officers, James A. Banister, beneficially owns approximately 44.5% of the voting shares of the Company.  As a result, such person will possess meaningful influence and control over the Company and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

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

RECENT ISSUANCES AND POSSIBLE ADDITIONAL ISSUANCES OF EQUITY SECURITIES IN THE FUTURE HAS A DILUTIVE EFFECT ON EXISITNG SHAREHOLDERS WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF THEIR STOCK. In the first quarter of 2010, we issued 15,150,000 shares of Common Stock and 15,150,000 common stock purchase warrants  in connection with a private placement which resulted in dilution to the interests of our then existing shareholders.  We may in the future issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, officers, directors and third parties which will cause further dilution.  Such dilution can be expected to cause the market price of the Common Stock to decline.  One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings.  Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

THE EXISTENCE OF OUTSTANDING OPTIONS AND WARRANTS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO INTERESTS OF EXISTING SHAREHOLDERS.  As of December 31, 2010, we have outstanding options to purchase an aggregate of 14,543,008 shares of our common stock and outstanding warrants to purchase an aggregate of 18,208,586 shares of our common stock.  While these options and warrants are outstanding, our ability to obtain future financing may be harmed since such options and warrants represent an outstanding obligation to sell shares of common stock at a price which may be significantly below then-current market prices.  Upon exercise of these options and warrants, dilution to the ownership interests of existing shareholders will occur as the number of shares of Common Stock outstanding increases.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY’S SECURITIES.   Our Common Stock is classified as a penny stock, which is traded over-the-counter.  The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

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

ITEM 2.  Properties.

The Company leases approximately 1,000 square feet of space in Park City, Utah.  Such lease, which commenced on September 1, 2010, has a term of one year, subject to an option to extend for an additional year.  Pursuant to the terms thereof, base rent is $833 per month.  The Company made a cash payment in August 2010 for the annual base rent for the full lease term; therefore, there is no outstanding commitment as of December 31, 2010.

ITEM 3.   Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  Removed and Reserved.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Principal Market or Markets

Our common stock currently trades over-the-counter under the symbol “SPXA”. From August 4, 2008 to March 1, 2011, our common stock was listed on the OTC Bulletin Board but has since been listed on the OTCQB, officially part of the OTC Market Group’s OTC Link quotation system.  The OTCQB is a relatively new market started in April 2010 for OTC traded companies that are current in their reporting obligations to the SEC.  The following table sets forth the range of high and low closing prices per share of the common stock for each of the calendar quarters identified below.

The following table sets forth the range of high and low closing prices per share of the common stock for each of the calendar quarters identified below.

Fiscal Year 2010	High	Low
First Quarter 2010	$0.20	$0.09
Second Quarter 2010	$0.14	$0.04
Third Quarter 2010	$0.09	$0.03
Fourth Quarter 2010	$0.05	$0.01

Fiscal Year 2009	High	Low
First Quarter 2009	$0.24	$0.095
Second Quarter 2009	$0.44	$0.10
Third Quarter 2009	$0.29	$0.13
Fourth Quarter 2009	$0.20	$0.10

(b)  Approximate Number of Holders of Common Stock

As of March 25, 2011, there were 103 holders of record of our common stock.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  Spectrum paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2010, is set forth in the table below:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	Exercise price of	equity compensation plans
	outstanding options,	Outstanding options,	(excluding securities reflected
Plan category	warrants and rights (a)	Warrants and rights (b)	in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	14,543,008	$0.26	3,970,980
Total	14,543,008	$0.26	3,970,980

The foregoing equity compensation plan information relates to the stock options granted under and outside of the 2008 Equity Incentive Plan.  On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009, and another 2,637,362 were made available on January 1, 2010.  Of the 14,543,008 options outstanding, 11,103,365 were issued under the Plan.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6.   Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2010 and 2009.  The discussion and analysis that follows should be read together with the consolidated financial statements of Spectrum DNA, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Critical Accounting Estimates

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

The following discusses the accounting estimates that are critical in determining the reported financial results:

Convertible Debt

In accordance with FASB ASC 470-20, Debt Conversion and other Options, the Company accounts for the proceeds from the sale of a debt instrument with detachable stock purchase warrants by allocating the proceeds based on the relative fair values of the debt instrument without the warrants and of the warrants at the time of issuance.  The portion of the proceeds allocated to the detachable warrants is accounted for as additional paid-in-capital, and the remaining proceeds are allocated to the debt instrument as a debt discount.  Further, an embedded beneficial conversion feature present in the debt instrument is recognized at issuance by allocating that portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.  The Company utilizes the Black Scholes option pricing model to determine the relative fair values.    Any such debt discount is accreted over the term of the instrument and expensed on the statement of operations in accordance with ASC 835 Interest.

Prepaid Consulting Services

From time to time, the Company enters into short-term or long-term consulting arrangements with third-parties in which the Company issues shares of common stock as consideration for future services.  As such, and in accordance with FASB ASC 505-50, Equity Based Payments to Non-Employees, the Company recognizes an asset at the time of the of the fulfillment date of the arrangement based on the fair value of the common stock.  The fair value of the common stock on the date of fulfillment is based on the closing share price on said date.  The Company recognizes an expense on the statement of operations ratably over the term of the contract beginning at the date of fulfillment through the termination date of the arrangement.

Share Based Payment

FASB ASC 718, Share Based Payment, requires companies to estimate the fair value of share based payments on the date of grant.  For stock grants, the Company uses the closing price on the date of grant.  For options and warrants, we use the Black Scholes option pricing model. In order to estimate the fair value of the options and warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected forfeiture rate. Changes in these estimates would change the estimated fair value of the awards and the corresponding accounting for the rewards.

Revenue Recognition

The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured. The Company’s revenue recognition policies are in compliance with FASB ASC 985-605, Software Revenue Recognition, and FASB ASC 605-10.  Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue will be recognized, net of any discounts and allowances. Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant. The Company VSOE will be determined by the price charged when each element is sold separately. Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Results of Operations

This section entitled Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were $141,250, compared to $149,800 for the year ended December 31, 2009.  The revenue in the current period related to sales of the Addictionary and PlanetTagger enginets and as well as service revenue.  Cost of sales was $4,083 for the year ended December 31, 2010, compared to $54,991 for the comparable period of 2009.  Cost of sales primarily consisted of the amortization of product development expenses.  As of December 31, 2010, these expenses have been almost fully amortized resulting in a $50,908 or 93% decrease from the amount recorded for the year ended December 31, 2009.

Total operating expenses for the 2010 fiscal year were $2,061,555 compared to $2,508,779 for the comparable period of 2009, a decrease of 18%.  The decreased operating expenses in 2010 resulted primarily from decreases in salaries and wages ($1,059,716 in 2010 compared to $1,451,120 in 2009) and decreases in general and administrative expenses and offset by increases in bad debt expense and product development expenses.  The Company recognized $714,153 and $1,257,371 in expenses pertaining to stock options granted for services rendered in 2010 and 2009, respectively.

We recognized a net loss of $1,966,899 for the year ended December 31, 2010 compared to a loss of $2,469,858 for the year ended December 31, 2009, a decrease of 20%.  This decreased net loss was primarily the result of decreased operating expenses and interest expense. Our basic and diluted net loss per share was $0.03 for the year ended December 31, 2010, compared to $0.05 for the comparable period of 2009.  Excluding the non cash stock-based compensation described above as well as non-cash consulting expenses and interest expense related to the Bridge Financing, our loss would have been $952,962 and $1,077,081 for 2010 and 2009, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had $195,876 in cash and total liabilities of $150,890. We have incurred substantial losses in this and prior fiscal years, and we have recorded negative cash flows from operations in this and prior fiscal years.  As a result, as of December 31, 2010, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

During September 2009, the Company commenced a private offering (“Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended two additional times.

During the first quarter of 2010, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000, with a total of $134,150 of stock offering costs.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share.

In association with the Private Offering, the Company paid placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150 to the placement agent as well as fees of $3,500 to the escrow agent.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (the “Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors.

During the first quarter of 2010, two of the investors in the Bridge Financing converted all of the principal and interest due on their Convertible Promissory Notes into a total of 661,000 shares of Common Stock.  On January 22, 2010 and February 10, 2010, the balance of the principal and interest due on the Convertible Promissory Notes issued in connection with the Bridge Financing was repaid to the other three of the investors, including the Chief Executive Officer and Chief Operating Officer, in the principal amount of $44,859 plus accrued interest of $4,981.

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000

For the fiscal year ended December 31, 2010, the Company’s Net Cash Used in Operating Activities was $1,116,467 compared to $636,571 for the comparable period in 2009.  The increase in Net Cash Used in Operating Activities between the two periods resulted from decreases in cash-based salaries and wages, decreases in accounts payable and accrued expenses, and increases in cash based consulting fees.

For the fiscal year ended December 31, 2010, the Company’s Net Cash Used in Investing Activities was $8,128 compared to $4,860 for the comparable period in 2009.  The increase in Net Cash Used in Investing Activities between the two periods resulted from increases in fixed asset purchases.

For the fiscal year ended December 31, 2010, Net Cash Provided by Financing Activities was $1,310,169 compared to $100,159 for the year ended December 31, 2009 due to the receipt of proceeds from issuance of common stock, offset by repayment of certain convertible promissory notes as well as cash payments on notes payable.

Capital Commitments

The Company currently has no material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Certain other items are not recognized as liabilities in consolidated financial statements but are required to be disclosed; however, the Company does not have any contractually committed obligations of this type.

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

ITEM 8.    Financial Statements and Supplementary Data.

SPECTRUMDNA, INC.

Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SpectrumDNA, Inc.
Park City, Utah

We have audited the accompanying consolidated balance sheets of SpectrumDNA, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectrumDNA, Inc as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that have resulted in an accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2011

SpectrumDNA, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS

Cash	$195,876	$10,302
Accounts receivable, net	2,200	6,750
Prepaid consulting services	189,780	186,667
Prepaid expenses and other assets	24,021	18,272

Total Current Assets	411,877	221,991

PROPERTY AND EQUIPMENT, NET	6,445	6,643

OTHER ASSETS

Intangible assets, net	1,040	5,126
Prepaid consulting services, long term	108,889	295,555
Security deposit	6,000	5,000

Total Other Assets	115,929	305,681

TOTAL ASSETS	$534,251	$534,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$73,851	$152,019
Accounts payable – related parties	261	10,112
Accrued expenses	49,200	166,526
Deferred revenue	11,750	-
Interest payable	-	8,723
Convertible promissory notes	-	49,611
Convertible promissory notes – related parties	-	8,017
Notes payable	15,828	19,150

Total Current Liabilities	150,890	414,158

Total Liabilities	150,890	414,158

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,058,237 and 52,747,237 shares issued and outstanding, respectively	69,058	52,747
Additional paid-in capital	9,359,475	7,145,683
Accumulated deficit	(9,045,172)	(7,078,273)

Total Stockholders’ Equity	383,361	120,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$534,251	$534,315

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2010	2009
		(Restated)

REVENUES, net	$141,250	$149,800

COST OF SALES, net	4,083	54,991

GROSS PROFIT	137,167	94,809

OPERATING EXPENSES

General and administrative	883,473	954,650
Salaries and wages	1,059,716	1,451,120
Product development expenses	85,251	80,578
Depreciation expense	8,327	8,496
Bad debt expense	24,788	-
Impairment of asset	-	13,935

Total Operating Expenses	2,061,555	2,508,779

OPERATING LOSS	(1,924,388)	(2,413,970)

OTHER INCOME (EXPENSES)
Interest income	1,852	1,985
Interest expense	(3,481)	(9,245)
Interest expense - beneficial conversion feature	(47,232)	(57,628)
Other income	6,350	9,000

Total Other Income (Expenses)	(42,511)	(55,888)

NET LOSS BEFORE INCOME TAXES	(1,966,899)	(2,469,858)
INCOME TAX EXPENSE	-	-

NET LOSS	$(1,966,899)	$(2,469,858)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,802,042	49,108,881

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Stockholders' Equity
For the period January 1, 2009 through December 31, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2009 (Restated)	-	$-	48,747,237	$48,747	$5,227,453	$(4,608,415)	$667,785

Common shares issued for pre-paid services at $0.14 per share	-	-	4,000,000	4,000	556,000	-	560,000
Stock based compensation	-	-	-	-	1,257,371	-	1,257,371
Value attributable to benefical conversion features and related warrant valuation	-	-	-	-	104,859	-	104,859
Net loss for the year ended December 31, 2009 (Restated)	-	-	-	-	-	(2,469,858)	(2,469,858)

Balance, December 31, 2009 (Restated)	-	-	52,747,237	52,747	7,145,683	(7,078,273)	120,157

Common shares issued for cash at $0.10 per share	-	-	15,150,000	15,150	1,365,700	-	1,380,850
Common shares issued for conversion of convertible promissory notes at $0.10 per share	-	-	661,000	661	65,439	-	66,100
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	500,000	500	68,500	-	69,000
Stock based compensation	-	-	-	-	714,153	-	714,153
Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,966,899)	(1,966,899)

Balance, December 31, 2010	-	$-	69,058,237	$69,058	$9,359,475	$(9,045,172)	$383,361

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2010	2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,966,899)	$(2,469,858)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	12,410	63,487
Impairment of asset	-	13,935
Stock options and warrants granted for services rendered	714,153	1,257,371
Prepaid consulting services	252,553	77,778
Accretion of remaining discount on convertible promissory notes	47,232	57,628
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	4,550	7,250
(Increase) / decrease in prepaid expenses and other	16,751	64,782
(Increase) / decrease in security deposit	(1,000)	-
Increase / (decrease) in accounts payable and accrued expenses	(207,967)	291,056
Increase / (decrease) in deferred revenue	11,750	-

Net Cash Used in Operating Activities	(1,116,467)	(636,571)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(8,128)	(3,510)
Cash paid for intangible assets	-	(1,350)

Net Cash Used in Investing Activities	(8,128)	(4,860)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock, net of stock offering costs	1,380,850	-
Payments made on notes payable	(25,822)	(4,700)
Cash received from issuance of convertible promissory notes	-	104,859
Cash paid for repayment of convertible promissory notes	(44,859)	-

Net Cash Provided by Financing Activities	1,310,169	100,159

NET INCREASE / (DECREASE) IN CASH	185,574	(541,272)

CASH AT BEGINNING OF PERIOD	10,302	551,574

CASH AT END OF PERIOD	$195,876	$10,302

The accompanying notes are an integral part of these consolidated financial statements.

SpectrumDNA, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2010	2009
		(Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$5,747	$411
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting services	$69,000	$560,000
Insurance financing through note payable	$22,500	$23,850
Common stock issued for payment of convertible promissory notes and interest	$66,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Consolidations Policy

The accompanying consolidated financial statements presented include all adjustments necessary for a fair presentation.  All material intercompany amounts have been eliminated.

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. The credit risk amounts for cash and accounts receivable do not take into account the value of any collateral or security.

The Company maintains its cash balances at one financial institution.  At times, such investments may exceed the FDIC limit of $250,000 per depositor per insured institution.  The Company has not experienced any losses in such accounts, but it is exposed to limited credit risk on cash since its investments are deposited in only one financial institution.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (Continued)

The Company is exposed to financial risk due to the concentration of revenue generated from certain individual customers.  During 2010, the Company had six customers.  The top three customers represented 95% of total revenue, with the top customer representing 54% of revenue, the next customer representing 21% of the revenue and the third representing 20% of the revenue.  During 2009, the Company had ten customers.  The top three customers represented 67% of total revenue, with the top customer representing 40% of revenue, the next customer representing 17% of the revenue and the third representing 10% of the revenue.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A provision for bad debt of $5,538 and $0 existed at December 31, 2010 and 2009, respectively.

Prepaid Consulting Services

From time to time, the Company enters into short-term or long term consulting arrangements with third-parties in which the Company issues shares of common stock as consideration for future services.  As such, and in accordance with FASB ASC 505-50, Equity Based Payments to Non-Employees, the Company recognizes an asset at the time of the of the fulfillment date of the arrangement based on the fair value of the common stock.  The fair value of the common stock on the date of fulfillment is based on the closing share price on said date.  The Company recognizes an expense on the statement of operations ratably over the term of the contract beginning at the date of fulfillment through the termination date of the arrangement.

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

Intangible Assets

The Company’s intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All intangible assets are subject to amortization.  At December 31, 2009, the Company recognized an impairment charge for one of its enginet properties of $13,935, as significant alterations to the existing code-base of the software would be required for the software to become commercially viable.  No impairment charges were recognized in 2010.  Capitalized product development costs are amortized to Cost of Sales.

Product Development

Product development expenses include personnel costs associated with product development. The Company charges costs incurred internally in creating software products to product development until technological feasibility has been established.  Product development expense for the periods ended December 31, 2010 and 2009 were $85,251 and $80,578, respectively.  Thereafter, all product development costs are capitalized until the product is launched into the market.  Once the product is launched, all associated capitalized costs are amortized via the straight-line method over the estimated remaining economic life of the products.  The amortization of these costs will be included in cost of revenue over the estimated life of the products.  Amortization expense for the periods ended December 31, 2010 and 2009 were $4,083 and $54,991, respectively.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009.  No convertible promissory notes were outstanding as of December 31, 2010.

Convertible Debt

In accordance with FASB ASC 470-20, Debt Conversion and other Options, the Company accounts for the proceeds from the sale of a debt instrument with detachable stock purchase warrants by allocating the proceeds based on the relative fair values of the debt instrument without the warrants and of the warrants at the time of issuance.  The Company utilizes the Black Scholes option pricing model to determine the relative fair values.  The portion of the proceeds allocated to the warrants is accounted for as paid-in-capital, and the remaining proceeds are allocated to the debt instrument as a debt discount.  Such debt discount is accreted over the term of the instrument and expensed on the statement of operations in accordance with ASC 835, Interest.

Revenue Recognition

The Company intends to derive revenues from the sale and licensing of web based software applications.  In addition, the Company may at times earn revenues from the performance of certain hosting, marketing, and contract labor services.  Revenue will be recognized when earned and collection is reasonably assured. The Company’s revenue recognition policies are in compliance with FASB ASC 985-605, Software Revenue Recognition, and FASB ASC 605-10.  Revenues will be recognized ratably over the license period, only if no significant company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue will be recognized, net of any discounts and allowances. Provisions will be recorded for returns, concessions, and bad debts. Revenues which include technical support, will be based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (VSOE) when significant. The Company VSOE will be determined by the price charged when each element is sold separately. Revenue from non-recurring programming, consulting service, support arrangements and training programs will be recognized as the services are provided.

Advertising

Advertising costs are expensed as incurred.  The Company recorded $1,120 and $1,766 in advertising expense during the years ended December 31, 2010 and 2009, respectively.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Share of Common Stock

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of December 31, 2010 and 2009, the number of shares underlying these instruments are as follows:

	2010	2009
Shares of common stock underlying stock options	14,543,008	13,762,075
Shares of common stock underlying warrants	18,208,586	1,048,586
Shares of common stock issuable upon conversion of convertible promissory notes	-	1,135,815
Total shares	32,751,594	15,946,476

For the fiscal years ended December 31, 2010 and 2009, potential common shares of 32,751,594 and 15,946,476 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

	2010	2009
Basic and Fully Diluted earnings per share:
Loss (numerator)	$(1,966,899)	$(2,469,858)
Weighted average number of shares outstanding – basic (denominator)	67,802,042	49,108,881

Per share amount	$(0.03)	$(0.05)

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption and we have not identified any that would have a material impact on the Company’s financial position, or statements.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2 -	GOING CONCERN

The Company prepares its financial statements using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At December 31, 2010, the Company’s current assets exceeded it current liabilities.  However, it has incurred substantial losses in this and prior fiscal years resulting in an accumulated deficit of $9,045,172 at December 31, 2010. The Company has recorded negative cash flows from operations in this and prior fiscal years.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to continue as a going concern includes significant cost cutting measures implemented in November of 2008 and again in October of 2010 to improve earnings potential as well as continuing to focus on increasing revenues from the sales of its products.  On a regular basis, the Company assesses its monthly expenses as compared to the available cash balance and accounts receivable and makes adjustments as necessary.

NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 are as follows:

Cost:
Computer equipment	$25,763	$18,284
Software	8,393	7,744
Office furniture	650	650
Less: accumulated depreciation	(28,361)	(20,035)

Net book value	$6,445	$6,643

Depreciation expense for the years ended December 31, 2010 and 2009 was $8,327 and $8,496, respectively.

NOTE 4 -	INTANGIBLE ASSETS

Intangible assets as of December 31, 2010 and 2009 are as follows:

Cost:
Patents and trademarks	$100	$100
Domain names	7,083	7,083
Product development costs	194,322	194,322
Less: accumulated amortization	(200,465)	(196,379)

Net book value	$1,040	$5,126

Amortization expense for the years ended December 31, 2010 and 2009 was $4,083 and $54,991, respectively, and has been included in cost of sales for the periods ended December 31, 2010 and 2009.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 -	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and in one state.  There are currently no federal or state income tax examinations underway.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income:

	2010	2009.

Book income	$(767,091)	$(963,245)
Depreciation	-	1,827
Meals and Entertainment	2,050	2,239
Stock issued for services	98,496	30,333
Interest expense on debt discount	18,420	22,475
Stock based compensation	278,519	490,375
Change in valuation allowance	369,606	415,996

	$-	$-

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$1,277,081	$897,806
Allowance for doubtful accounts	2,160	-
Accrued payroll	19,188	31,018
Less: Deferred tax liabilities:
Depreciation	5,594	5,594

Less: Valuation allowance	(1,304,023)	(934,418)

Net deferred income tax asset	$-	$-

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 -	INCOME TAXES (CONTINUED)

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal	-34%
State tax expense net of federal tax	-5%
Change in valuation allowance	39%
Tax expense at actual rate	0%

As of December 31, 2010, the Company’s net deferred tax assets are offset by a valuation allowance of $1,304,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2010 and 2009, the Company has approximately $3,275,000 and $2,302,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028 through 2031.

At December 31, 2010 and 2009 respectively, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 -	STOCKHOLDERS EQUITY

Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2010 and 2009, no preferred shares have been issued.  The preferred stock will be entitled to preference over the Company’s common stock with respect to the distribution of assets in the event of a Company liquidation, dissolution, or winding-up, or any other distribution of assets of the corporation among its stockholders for the purpose of winding-up its affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by our Board of Directors. The Board holds power to determine the relative powers, preferences, and rights of each series of preferred stock.

Common Stock - The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.001.  As of December 31, 2010 and 2009, 69,058,237 and 52,747,237 shares of Common Stock are issued and outstanding, respectively.  The holders of our Common Stock are entitled to one vote for each share of record on all matters to be voted on by stockholders.  Stockholders are not entitled to cumulative voting, so the holders of Common Stock entitled to cast more than 50% of the votes cast at an election of directors can elect all of the directors.  Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the shareholders and, in the event of liquidation, dissolution or winding up of SpectrumDNA, are entitled to share ratably in all assets of SpectrumDNA remaining after satisfaction of all liabilities.  Holders of the Common Stock have no conversion, redemption or preemptive rights or other rights to subscribe for additional shares.

On February 16, 2010, pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the State of Delaware, the Company increased the number of authorized shares of Common Stock, par value $0.001 per share, from 100,000,000 to 250,000,000.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 -	STOCKHOLDERS EQUITY (CONTINUED)

In January, February, and March of 2010, the Company completed three closings of the a private offering (the “Private Offering”) with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000, with a total of $134,150 of stock offering costs.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share (Note 10).

In January 2010, two of the investors in our Bridge Financing converted all of the principal and interest due on their Convertible Promissory Notes into a total of 661,000 shares of Common Stock (Note 10).

In January, February, and March 2010, the Company issued a total of 500,000 shares of common stock to a consultant for services to be rendered as partial consideration for a one-year consulting agreement entered into on January 15, 2010.  Accordingly, the Company recorded a short-term asset of $69,000 in prepaid consulting services.  At December 31, 2010, $65,886 had been amortized in the statement of operations with $3,114 remaining as prepaid consulting services (Note 9).

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (the “Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer, from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors (Note 10).

On November 28, 2009, the Company executed a three year consulting agreement.  As payment for the services, the Company issued 4,000,000 shares of common stock to be recognized as consulting fees over the three year term.  Accordingly, the Company recorded an asset of $560,000 as prepaid consulting services.  At December 31, 2010, $264,445 had been amortized in the statement of operations with $295,555 remaining as prepaid consulting services (Note 9).

NOTE 7 -	SHARE BASED PAYMENT

The Company follows the provisions of ASC 718, Share Based Payment which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During 2010 and 2009, the Company recorded $714,153 and $1,257,371, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards has been included in general and administrative expense for non-employees and in salaries and wages for employees.  During 2010 and 2009, the Company recorded $406,822 and $828,231, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 -	SHARE BASED PAYMENT (CONTINUED)

Common Stock Options

We estimated the fair values of each option granted using the Black-Scholes model with the following assumptions for options granted during the years ended December 31:

	2010	2009
Expected dividend yield	0.0%	0.0%
Expected volatility	161.9% - 176.0%	175.0% - 188.7%
Risk-free interest rates	2.54% - 4.01%	2.88% - 3.84%
Expected terms	10 years	10 years
Weighted average fair value at grant date	$0.11	$0.12

Changes in stock options issued to employees, advisors, and board members for the period ended December 31, 2010 and 2009 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Outstanding, December 31, 2008	10,015,100	$0.45
Granted	7,550,100	0.13
Exercised	-	-
Cancelled	(3,803,125)	0.32
Outstanding, December 31, 2009	13,762,075	$0.31
Exercisable, December 31, 2009	7,962,576	$0.35

Outstanding, December 31, 2009	13,762,075	$0.31
Granted	7,520,000	0.12
Exercised	-	-
Cancelled	(6,739,067)	0.23
Outstanding, December 31, 2010	14,543,008	$0.26
Exercisable, December 31, 2010	10,020,716	$0.30

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 -	SHARE BASED PAYMENT (CONTINUED)

Common Stock Options (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	5.84	1,620,000	$0.04	5.84
0.50	1,819,643	0.50	6.60	1,819,643	0.50	6.60
0.55	1,620,000	0.55	7.48	1,620,000	0.55	7.48
0.56	1,020,000	0.56	7.59	624,167	0.56	7.59
0.46	400,000	0.46	7.76	400,000	0.46	7.76
0.21	420,000	0.21	9.40	420,000	0.21	9.40
0.11	1,823,365	0.11	8.17	1,281,698	0.11	8.17
0.17	1,000,000	0.17	8.29	427,083	0.17	8.29
0.34	250,000	0.34	8.43	197,917	0.34	8.43
0.33	200,000	0.33	8.48	200,000	0.33	8.48
0.19	250,000	0.19	8.79	75,521	0.19	8.79
0.20	500,000	0.20	9.05	479,167	0.20	9.05
0.14	500,000	0.14	9.22	98,958	0.14	9.22
0.13	500,000	0.13	9.27	93,750	0.13	9.27
0.09	1,020,000	0.09	9.43	157,083	0.09	9.43
0.07	600,000	0.07	9.50	43,750	0.07	9.50
0.22	200,000	0.22	9.50	200,000	0.22	9.50
0.08	200,000	0.08	9.50	104,167	0.08	9.50
0.05	600,000	0.05	9.76	150,000	0.05	9.76
0.04	200,000	0.04	9.87	7,813	0.04	9.87
	14,543,008	$0.26	8.00	10,020,716	$0.30	7.57

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009, and another 2,637,362 were made available on January 1, 2010.  Of the 14,543,008 options outstanding, 11,103,365 were issued under the Plan.

As of December 31, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $0 and $0, respectively.  As of December 31, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $338,939 and $224,936, respectively.  The total fair value of shares vested during 2010 and 2009 was $42,120 and $636,538, respectively.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 -	SHARE BASED PAYMENT (CONTINUED)

Warrants

In connection with the Bridge Financing and Private Offering discussed in Note 10 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering during the quarters ended December 31, 2009 and March 31, 2010.  The warrants have exercise prices of $0.10 and $0.25, vest upon grant, and are exercisable for a period of five years.

Changes in warrants issued to investors for the periods ended December 31, 2010, and December 31, 2009 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, January1, 2009	-	$0
Granted	1,048,586	0.25
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	1,048,586	$0.25
Exercisable, December 31, 2009	1,048,586	$0.25

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2010	18,208,586	$0.24
Exercisable, December 31, 2010	18,208,586	$0.24

The following table summarizes information about stock warrants granted to employees, investors, and board members as of December 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.25	17,203,586	$0.25	4.06	17,203,586	$0.25	4.06
0.10	1,005,000	0.10	4.05	1,005,000	0.10	4.05
	18,208,586	$0.24	4.06	18,208,586	$0.24	4.06

As of December 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  As of December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the period ended December 31, 2010 was $0.17 and for the period ended December 31, 2009 was $0.14.  The total fair value of shares vested during 2010 was $171,600 and during 2009 was $157,288.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 -            OPERATING LEASES

The Company leases approximately 1,000 square feet of space in Park City, Utah.  Such lease, which commenced on September 1, 2010, has a term of one year, subject to an option to extend for an additional year.  Pursuant to the terms thereof, base rent is $833 per month.  The Company made a cash payment in August 2010 for the annual base rent for the full lease term; therefore, there is no outstanding commitment as of December 31, 2010.

Rent expense for operating leases for the years end December 31, 2010 and 2009 was $48,683 and $49,876, respectively

NOTE 9 -            CONSULTING AGREEMENTS

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP and or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as a prepaid consulting services asset.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  At December 31, 2010, $264,445 had been amortized as consulting expense, with the remaining asset to be amortized over the remaining life of the agreement.

On January 15, 2010, the Company entered into a one-year consulting agreement for services.  In full consideration for this agreement, the Company paid $50,000 to the consultant and issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $0.20 per share.  The shares were valued at an average of $0.14 per share for a total prepayment for these fees of $69,000.  From the beginning of the term through December 31, 2010, $65,886 had been amortized to consulting expense, with the remaining asset to be amortized over the remaining life of the agreement.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 10 -          PRIVATE FINANCING TRANSACTIONS

During September 2009, the Company commenced a private offering (the “Private Offering”) of equity securities consisting of shares of common stock and common stock purchase warrants on a best efforts $1,500,000 minimum and $2,000,000 maximum basis.  The securities were offered to accredited investors only. The securities had not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  On December 8, 2009, the minimum for the offering was reduced to $1,000,000 and the offering period was extended to January 13, 2010.  During the first quarter of 2010, the offering period was extended two additional times.

During the first quarter of 2010, the Company completed three closings of the Private Offering with a total of 65 accredited investors (the “Purchasers”) for the issuance and sale of securities of the Company consisting of shares of Common Stock and common stock purchase warrants (the “Purchase Warrants”).  Pursuant to the Private Offering, the Company issued 15,150,000 shares of Common Stock and 15,150,000 Purchase Warrants.  Gross offering proceeds totaled $1,515,000, with a total of $134,150 of stock offering costs.  Each of the Purchase Warrants entitles the holder thereof to purchase, at any time beginning from the final closing through five years thereafter, one share of Common Stock at a price of $0.25 per share (Note 6).

In association with the Private Offering, the Company paid placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150 to the placement agent as well as fees of $3,500 to the escrow agent.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant to acquire an additional share of Common Stock.  The aggregate warrants considered outstanding and exercisable from the warrant units granted are 2,010,000 (Note 6).

On May 28, 2010, the Company filed a Form S-1 Registration Statement (the “Statement”) with the Securities and Exchange Commission relating to the aforementioned equity securities and certain other securities of the Company.  On June 15, 2010, the Securities and Exchange Commission deemed the Statement effective.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (the “Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer (See Note 11 below), from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors (Note 6).

In accordance with FASB ASC 470-20, the Company accounts for the proceeds from the sale of a debt instrument with detachable stock purchase warrants by allocating the proceeds based on the relative fair values of the debt instrument without the warrants and of the warrants at the time of issuance.  The portion of the proceeds allocated to the detachable warrants is accounted for as additional paid-in-capital, and the remaining proceeds are allocated to the debt instrument as a debt discount.  Further, an embedded beneficial conversion feature present in the debt instrument is recognized at issuance by allocating that portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.  The Company utilizes the Black Scholes option pricing model to determine the relative fair values.  Any such debt discount is accreted over the term of the instrument and expensed on the statement of operations in accordance with ASC 835.

At the time of issuance, the six notes resulted in an allocation of proceeds based on the detachable warrants of $61,025 and the beneficial conversion feature of $43,834, both of which were recorded to additional paid-in capital, and a debt discount of $104,859 to be accreted over the life of the respective Notes or 90 days.  Accretion of the debt discount at December 31, 2009 was $57,628, which was charged to the Statements of Operations.

On January 11, 2010, two investors converted two Notes into 661,000 shares of the Company’s common stock resulting from the outstanding principal amount of $60,000 and accrued interest of $6,100.  On January 22, 2010, two additional investors, including the Company’s Chief Executive Officer and Chief Operating Officer, were repaid the interest and principal due on three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.  Finally on February 10, 2010, one investor was repaid the interest and principal due on one Note for a total of $27,667 in cash resulting from the principal amount of $25,000 and accrued interest of $2,667.  Upon conversion of the Notes, the remaining debt discount was accreted and $47,232 in interest expense was charged to the statement of operations.

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11 -          NOTE PAYABLE

On September 10, 2010, the Company entered into a financing agreement to finance its premiums associated with its D&O insurance.  The total amount financed was $22,500 bearing an annual percentage rate of 4.0% maturing on July 10, 2011.  As of December 31, 2010, the note payable balance was $15,828.

NOTE 12 -          RELATED PARTY TRANSACTIONS

During the fourth quarter of 2009, the Chief Executive Officer and the Chief Operating Officer invested a total of $19,859 in connection with the Bridge Financing as referenced in Note 11 above.  On January 22, 2010, these individuals converted their three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.

Additionally, as of December 31, 2010 and 2009, the Company recorded accounts payable balances of $261 and $10,112, respectively.  From time to time, employees of the Company procure goods or services on behalf of the Company which require reimbursement.

Aside from the transactions disclosed above, there were no other related party transactions during the year ended December 31, 2010.

NOTE 13 -          RESTATEMENT

On February 9, 2011, the Company dismissed its previous independent accountant, Chisholm, Bierwolf, Nilson, and Morrill LLC and retained HJ & Associates, LLC (“HJ & Associates) to conduct the audit of its financial statements for the year ended December 31, 2010.  The Company subsequently retained HJ & Associates to re-audit of its financial statements for the year ended December 31, 2009 (Item 14).  During the course of the audit and re-audit, we made certain adjustments for the year ended December 31, 2009.  The tables set forth below highlight the key balance sheet and income statement items that were affected by the December 31, 2009 restatement:

	As of December 31, 2009 (Previous)	As of December 31, 2009 (Restated)	Variance
Prepaid consulting services	$-	$186,667	$186,667
Prepaid consulting services, long-term	-	295,555	295,555
Total Assets	52,093	534,315	482,222

Debt conversion payable	43,834	-	(43,834)

Prepaid consulting services	(544,444)	-	544,444
Additional paid-in capital	7,212,527	7,145,683	(66,844)
Accumulated deficit	(7,126,730)	(7,078,273)	48,456
Total Stockholders’ Equity	(405,899)	120,157	526,056
Total Liabilities and Stockholders’ Equity	$52,093	$534,315	$482,222

	For the year ended December 31, 2009 (Previous)	For the year ended December 31, 2009 (Restated)	Variance
Cost of sales	$68,926	$54,991	$(13,935)
General and administrative	889,354	954,650	65,296
Salaries and wages	1,480,029	1,451,120	(28,909)
Impairment of asset	-	13,935	13,935
Net Loss	(2,433,472)	(2,469,858)	(36,386)

Basic and Fully Diluted Loss per Share	$(0.05)	$(0.05)	$-

SPECTRUMDNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 13 -         RESTATEMENT (CONTINUED)

These adjustments are related to the following accounts:
•
The adjustment of ($544,444) from a contra-equity account to a current asset account of $186,667 and an other asset account of $295,555 related to certain prepaid consulting contracts.  Associated with this prepaid consulting agreement, in order to properly recognize consulting expenses in the fourth quarter of 2009, general and administrative expenses increased by $62,222 resulting in an increase in the accumulated deficit (Note 9).

•	The adjustment of $43,834 from a debt conversion payable associated with the convertible promissory notes account additional paid-in capital (Note 10).
•	The reclassification of $13,935 in expenses associated with the impairment of an asset from costs of goods sold to impairment of asset.
•
The reversal of certain stock based compensation expenses related to the forfeiture of stock options when employees did not meet their requisite service requirements and left the company prior to the first vesting date.  In 2008, these reversals resulted in a decrease in salaries and wages expenses of $85,938 as well as associated reductions in additional paid-in capital and the accumulated deficit.  In 2009, these reversals resulted in a decrease to salaries and wages expense of $24,740 and associated reductions to additional paid-in capital and the accumulated deficit.

•	The adjustment of certain salaries and wages expenses from 2009 to 2008 resulting in a reduction to salaries and wages expense of $4,168.
•	The adjustment of $3,075 in general and administrative expenses from 2009 to 2008 resulting in an increase in general and administrative expense.

NOTE 14 -          SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from December 31, 2010 through the date the financial statements were issued and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010 due to two material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

1.	Inadequate segregation of duties within certain aspects of the financial reporting process.

2.	The non-cash aspects of certain debt and equity issuances were not properly and accurately accounted for.

Related mitigating procedures did not operate effectively to alleviate these deficiencies.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The internal control weakness identified above with regard to the inadequate segregation of duties with certain aspects of the financial reporting process will only be completely corrected if the Company expands and has the capacity to adequately segregate the duties to mitigate the risk in financial reporting.  This expansion will depend mostly on the ability of management to fully execute its business operating strategy as outlined in Item 1(b) above and generate enough income to warrant growth in personnel.  With regard to the internal control deficiency identified above related to the lack of preventative measures to properly and accurately account for the recording of the non-cash aspects of certain debt and equity issuances, management has already taken steps to mitigate such risk going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

		Present Position	Has Served As
Name	Age	and Offices	Director Since

James A. Banister	52	President, Chief Executive	2006
Officer, Chairman of the Board,
Secretary, Treasurer
and Director

Rebecca D. Hershinger	37	Chief Financial Officer	—

Michael Dowling	43	Director	2008

James Moloshok	61	Director	2008

Jeffrey Nolan	44	Director	2009

Anthony Stonefield	48	Director	2008

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

JAMES MOLOSHOK has been a Director of the Company since September 2008.  He most recently was Executive Chairman of Betawave, formerly known as GoFish Corp.  Prior to joining Betawave, from 2005 to 2007, Mr. Moloshok was President of Digital Initiatives for HBO Network, where he was responsible for exploring new opportunities for the company, focusing on innovative content and fast-changing technology.  Prior to that, from 2001 to 2005, Mr. Moloshok served in various positions with Yahoo! Inc., serving most recently as Senior Vice President, Entertainment and Content Relationships, during which he helped build partnerships with movie studios, TV networks and producers.  Prior to that, Mr. Moloshok was a co-founder of Windsor Digital, an entertainment and investment company.  From 1999 to 2000, Mr. Moloshok served as president of Warner Bros. Online and president and CEO of Entertaindom.com, an original entertainment destination for Time Warner.  From 1989 to 1999, Mr. Moloshok served as Senior Vice President of Marketing at Warner Bros. and previously held the same position at Lorimar Telepictures, a television distribution company, which was formed when Lorimar merged with Telepictures in 1986 where he was also responsible for marketing to consumers, broadcasters and advertisers.

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

ANTHONY STONEFIELD has been has been a Director of the Company since October 2008.  Since January 2010, he has been a consulting executive and advisor to a range of innovative wireless and online ventures, including a Qualcomm venture that provides smart phone users with a next-generation in data augmented communication experience, Blue Lion mobile, a developer and operator of the Qeep.net mobile social media and entertainment network in a state of hypergrowth, and Smart Science® Networks, a leading provider of online science labs for secondary and post-secondary institutions. From September 2006 through January 2010, Mr. Stonefield was the Co-founder, Chairman of the Board, and Chief Executive Officer of eMotive Communications, Inc., that pioneered a Telco 2.0 solution that enables mobile subscribers to project programmable media files from phone to phone in real time.  In January 2010, Mr. Stonefield completed the merger of eMotive Communications’ assets and capabilities with Zad Mobile, Inc.  From October 1993 to January 2002, he founded and served as CEO of Moviso LLC until its sale to Vivendi Universal in 2002 and subsequently to InfoSpace in 2003, in both cases serving as Chief Strategy Officer of the business unit.  Since 1995, working in cooperation with companies such as AT&T/Bell Labs and Qualcomm Labs, he has conceived and productized applications for networked media distribution and marketing, including pioneering downloadable song distribution, developing and popularizing the worldwide ringtone market, and deploying the first commercial peer-to-peer media networking service for mobile phones.  He received a bachelor’s degree in Biology from the University of California, Santa Cruz.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.  A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 1781 Sidewinder Drive, Suite 201, P.O. Box 682798, Park City, Utah 84068.

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

ITEM 11.   Executive Compensation.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2010 and December 31, 2009 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2010 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James Banister,	2010	$123,871	$0	$0	$0	$0	$0	$0	$123,871
Chief Executive Officer	2009	$88,129	$0	$0	$0	$0	$0	$0	$88,129

Rebecca Hershinger,	2010	$108,549	$0	$0	$167,500	$0	$0	$0	$276,049
Chief Financial Officer	2009	$74,651	$0	$0	$152,396	$0	$0	$0	$227,047

Kelly McCrystal,	2010	$47,871	$0	$0	$182,332	$0	$0	$18,000	$248,203
Chief Operating Officer / Managing Director of Addictionary (2)	2009	$88,129	$0	$0	$497,243	$0	$0	$0	$585,372

(1)
Represents the dollar amount recognized for financial reporting purposes of stock awards and stock options awarded in 2010 and 2009 computed in accordance with FASB ASC 718.  Ms. McCrystal had 4,263,008 outstanding stock options at December 31, 2010; and Ms. Hershinger had 3,000,000 outstanding stock options at December 31, 2010.  The options are valued at $0.10 to $0.48, with exercise prices ranging from $0.037 to $0.56.  The options vest over periods from 36-48 months.

(2)
Ms. McCrystal resigned as Chief Operating Officer on May 1, 2010 and was appointed Managing Director of the Addictionary product.  Effective September 30, 2010, based upon mutual agreement of Ms. McCrystal and the Company, Ms. McCrystal ceased performing any duties associated with the Addictionary product and the Company as a whole.

Equity Awards

The following table provides certain information concerning equity awards held by the individuals named in the Summary Compensation Table as of December 31, 2010.

Outstanding Equity Awards at December 31, 2010

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Rebecca Hershinger	604,167	395,833	$0.56	7/31/2018	-0-	-0-
	458,333	541,667	$0.11	3/2/2019	-0-	-0-
	427,083	572,917	$0.17	4/13/2019	-0-	-0-

Kelly McCrystal	1,620,000	-0-	$0.037	9/30/2012	-0-	-0-
	1,080,000	-0-	$0.50	9/30/2012	-0-	-0-
	739,643	-0-	$0.50	9/30/2012	-0-	-0-
	823,365	-0-	$0.11	9/30/2012	-0-	-0-

Benefit Plans

On June 30, 2008, our Board of Directors approved and adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, we will have the right to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares.  The purposes of the 2008 Plan are: (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to employees, directors and consultants, and (iii) to promote the success of the Company’s business.  The maximum aggregate number of shares of common stock that may be optioned and sold under the 2008 Plan is 10,000,000, plus an annual increase to be added on the first day of the Company’s fiscal year beginning with the Company’s 2009 fiscal year, equal to the lesser of (a) 5,000,000 shares, or (b) 5% of the outstanding shares on the last day of the immediately preceding Company fiscal year.  As of December 31, 2010, there were 15,074,345 shares available under the plan.

Compensation of Directors

The following table provides certain summary information concerning the compensation paid to directors, other than James A. Banister (our Chief Executive Officer), during the year ended December 31, 2010.  No cash compensation was paid to directors, other than James A. Banister in 2010.  All compensation paid to Mr. Banister is set forth in the Summary Compensation Table.  All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Michael Dowling	$0	-0-	$16,000	-0-	$16,000

James Moloshok	$0	-0-	$85,875	-0-	$85,875

Jeffrey Nolan	$0	-0-	$76,542	-0-	$76,542

Anthony Stonefield	$0	-0-	$16,000	-0-	$16,000

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2010 computed in accordance with FASB ASC 718.

Employment Agreements

We do not have any employment agreements with any of our executive officers.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2011, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other individuals named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature		Percent
Name of Beneficial Owner(1)	of Beneficial Ownership(2)		of Class(2)

James A. Banister(3)	30,768,286	(4)	44.5%
Robin Rankin(3)	6,010,200		8.7%
Michael Dowling(3)	733,333	(5)	1.1%
James Moloshok(3)	1,333,333	(6)	1.9%
Jeffrey Nolan(3)	837,500	(7)	1.2%
Anthony Stonefield(3)	557,333	(8)	*
Rebecca Hershinger	1,802,083	(9)	2.5%
Kelly A. McCrystal	4,332,556	(10)	5.9%

All Officers and Directors as a Group (Consisting of 7 persons)	40,364,424		51.4%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SpectrumDNA, Inc., 1781 Sidewinder Drive, Suite 201, P.O. Box 682798, Park City, Utah 84068.

(2)
Applicable percentage ownership is based on 69,058,237 shares of common stock outstanding as of March 25, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 25, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 25, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Each is a founder and/or director of the Company.

(4)	Consists of (a) 30,616,200 share of common stock and (b) 148,586 shares of common stock issuable upon exercise of warrants that have vested or will vest within the next 60 days.

(5)
Consists of (a) 100,000 shares of common stock, (b) 533,333 shares of common stock issuable upon exercise of options that have vested or will vest within the next 60 days, and (c) 100,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.  Does not include 66,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(6)
Consists of 1,333,333 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days.  Does not include 66,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(7)
Consists of (a) 100,000 shares of common stock, (b) 637,500 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days, and (c) 100,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.  Does not include 12,500 shares of common stock underlying options that are not exercisable within the next 60 days.

(8)
Consists of (a) 24,000 shares of common stock and (b) 533,333 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days.  Does not include 66,667 shares of common stock underlying options that are not exercisable within the next 60 days.

(9)
Consists of 1,802,083 shares of common stock issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 1,197,917 shares of common stock underlying options that are not exercisable within the next 60 days.

(10)
Consists of (a) 19,548 shares of common stock, (b) 4,263,008 shares of common stock issuable upon the exercise of options that have vested or will vest within the next 60 days, and (c) 50,000 shares of common stock issuable upon the exercise of warrants that have vested or will vest within the next 60 days.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

See “Liquidity and Capital Resources” under Part II, Item 7, for information on the Bridge Financing effected by the Company during November and December 2009 which raised gross proceeds of $104,859 from the sale of Convertible Promissory Notes (the “Notes”) due three months from issuance bearing interest at a 90-day rate of 10%.  Of such amount, $14,859 was raised from James A. Banister, the Company’s Chief Executive Officer, and $5,000 was raised from Kelly A. McCrystal, the Company’s former Chief Operating Officer.  In connection therewith, Mr. Banister was issued Convertible Promissory Notes in the aggregate principal amount of $14,859 and Ms. McCrystal was issued a Convertible Promissory Note in the principal amount of $5,000.  In addition, Mr. Banister and Ms. McCrystal received 148,586 and 50,000 common stock purchase warrants, respectively.

On January 22, 2010, Mr. Banister was repaid the interest and principal due on his Notes for a total of $16,956 in cash resulting from the outstanding principal amount of $14,859 and accrued interest of $2,097.  Similarly, on January 22, 2010, Ms. McCrystal was repaid the interest and principal due on her Note for a total of $5,217 in cash resulting from the outstanding principal amount of $5,000 and accrued interest of $217.

Other than the foregoing, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Effective as of February 9, 2011, the Company dismissed CBNM as the principal independent accountants of the Company.  The decision to dismiss CBNM as the Company’s principal independent accountants was approved by the Company’s Board of Directors.  The dismissal was due to the fact that CBNM informed the Company of the pending revocation of CBNM’s registration with the Public Company Accounting Oversight Board.

The reports of CBNM on the Company’s financial statements for either the past two years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that CBNM’s opinion on the financial statements for the years ended December 31, 2009 and 2008 included an explanatory paragraph describing substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Effective as of February 9, 2011, the Company engaged HJ & Associates, L.L.C. (“HJ & Associates”), as its principal independent accountants to audit the financial statements of the Company for the year ended December 31. 2010.  The decision to engage HJ & Associates as the Company’s principal independent accountants was approved by the Company’s Board of Directors.

Subsequently, in accordance with guidance provided by the Securities and Exchange Commission, the Company engaged HJ & Associates to re-audit the financial statements of the Company for the year ended December 31, 2009.

The following table sets forth fees billed by HJ & Associates during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2010	December 31, 2009

Audit fees	$15,000	$16,500

Audit related fees	-0-	-0-

Tax fees	-0-	-0-

All other fees	-0-	-0-

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

SPECTRUMDNA, INC.
(Registrant)

By:	/s/ James A. Banister
James A. Banister, President and Chief Executive Officer

Dated:	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Banister	President, Chief Executive
James A. Banister	Officer, Chairman of the	April 14, 2011
Board and Director
(Principal Executive Officer)

/s/ Rebecca D. Hershinger	Chief Financial Officer	April 14, 2011
Rebecca D. Hershinger	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Dowling	Director	April 14, 2011
Michael Dowling

/s/ James Moloshok	Director	April 14, 2011
James Moloshok

/s/ Jeffrey Nolan	Director	April 14, 2011
Jeffrey Nolan

/s/ Anthony Stonefield	Director	April 14, 2011
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