Form 10-Q
period 2011-03-31
SpectrumDNA, Inc.
filed 2011-05-16
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 69,896,237 outstanding as of May 13, 2011.

SPECTRUMDNA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Condensed Consolidated Financial Statements
For The Three Month Period Ended March 31, 2011

SpectrumDNA, Inc.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$63,863	$195,876
Accounts receivable, net	66,606	2,200
Prepaid consulting services	186,667	189,780
Prepaid expenses and other assets	15,880	24,021

Total Current Assets	333,016	411,877

PROPERTY AND EQUIPMENT, NET	6,647	6,445

OTHER ASSETS

Intangible assets, net	671	1,040
Prepaid consulting services, long term	62,222	108,889
Security deposit	1,000	6,000

Total Other Assets	63,893	115,929

TOTAL ASSETS	$403,556	$534,251
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$105,494	$73,851
Accounts payable - related parties	1,480	261
Accrued expenses	49,200	49,200
Deferred revenue	12,100	11,750
Notes payable	9,090	15,828

Total Current Liabilities	177,364	150,890

Total Liabilities	177,364	150,890

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,	69,058	69,058
69,058,237 and 69,058,237 shares issued and outstanding, respectively
Additional paid-in capital	9,444,580	9,359,475
Accumulated deficit	(9,287,446)	(9,045,172)

Total Stockholders' Equity	226,192	383,361
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$403,556	$534,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectrumDNA, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
		(Restated)

REVENUES, net	$117,599	$26,000

COST OF SALES	370	1,402

GROSS PROFIT	117,229	24,598

OPERATING EXPENSES

General and administrative	129,444	209,707
Salaries and wages	219,476	389,547
Product development expenses	9,278	11,498
Depreciation expense	998	1,412

Total Operating Expenses	359,196	612,164

OPERATING LOSS	(241,967)	(587,566)

OTHER INCOME (EXPENSES)
Interest income	104	360
Interest expense	(136)	(2,839)
Interest expense - beneficial conversion feature	-	(47,232)
Other income / (expense)	(275)	5,100

Total Other Income / (Expenses)	(307)	(44,611)

NET LOSS BEFORE INCOME TAXES	(242,274)	(632,177)
INCOME TAX EXPENSE	-	-

NET LOSS	$(242,274)	$(632,177)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	69,058,237	63,963,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectrumDNA, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the period January 1, 2010 through March 31, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	-	$-	52,747,237	$52,747	$7,145,683	$(7,078,273)	$120,157

Common shares issued for cash at $0.10 per share	-	-	15,150,000	15,150	1,365,700	-	1,380,850
Common shares issued for conversion of convertible promissory notes at $0.10 per share	-	-	661,000	661	65,439	-	66,100
Common shares issued for pre-paid services at an average of $0.14 per share	-	-	500,000	500	68,500	-	69,000
Stock based compensation	-	-	-	-	714,153	-	714,153
Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,966,899)	(1,966,899)

Balance, December 31, 2010	-	-	69,058,237	69,058	9,359,475	(9,045,172)	383,361

Stock based compensation (unaudited)	-	-	-	-	85,105	-	85,105
Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	(242,274)	(242,274)

Balance, March 31, 2011 (unaudited)	-	$-	69,058,237	$69,058	$9,444,580	$(9,287,446)	$226,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectrumDNA, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(242,274)	$(632,177)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	1,368	2,810
Stock options and warrants granted for services rendered	85,105	231,944
Prepaid consulting services	49,780	56,506
Accretion of remaining discount on convertible promissory notes	-	47,232
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(64,406)	5,750
(Increase) / decrease in prepaid expenses and other	8,141	(11,327)
(Increase) / decrease in security deposit	5,000	-
Increase / (decrease) in accounts payable and accrued expenses	32,862	(179,211)
Increase / (decrease) in unearned revenue	350	-

Net Cash Used in Operating Activities	(124,074)	(478,473)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(1,200)	(4,426)

Net Cash Used in Investing Activities	(1,200)	(4,426)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from issuance of common stock, net of stock offering costs	-	1,380,850
Payments made on notes payable	(6,739)	(7,115)
Cash paid for repayment of convertible promissory notes	-	(44,859)

Net Cash (Used) / Provided by Financing Activities	(6,739)	1,328,876

NET INCREASE / (DECREASE) IN CASH	(132,013)	845,977

CASH AT BEGINNING OF PERIOD	195,876	10,302

CASH AT END OF PERIOD	$63,863	$856,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectrumDNA, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
		(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$136	$5,455
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting services	$-	$69,000
Common stock issued for payment of convertible promissory notes and interest	$-	$61,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -	BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim financial statements of SpectrumDNA, Inc. (“we,” “us,” “our,” “Spectrum” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the timing of acquisitions, product demand, market competition, and our ability to obtain additional capital.  In the opinion of management, all adjustments which are necessary for a fair presentation of the results for the interim period have been included.  You should read these condensed consolidated unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Spectrum’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 -	GOING CONCERN

The Company prepares its financial statements using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At March 31, 2011, the Company’s current assets exceeded it current liabilities.  However, it has incurred substantial losses in this quarter and prior fiscal years resulting in an accumulated deficit of $9,287,446 at March 31, 2011. The Company has recorded negative cash flows from operations in this quarter and prior fiscal years.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to continue as a going concern includes significant cost cutting measures implemented in November of 2008 and again in October of 2010 to improve earnings potential.  Given the stabilization of its cost structure, the Company is currently focused on the execution of its business operation strategy to continue to increase its revenues from the sales of its products and services.

NOTE 3 -	NET LOSS PER SHARE OF COMMON STOCK

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.  As of March 31, 2011 and 2010, the number of shares underlying these instruments is as follows:

	2011	2010
Shares of common stock underlying stock options	14,293,008	15,264,551
Shares of common stock underlying warrants	18,208,586	18,208,586
Total shares	32,501,594	33,473,137

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 -	NET LOSS PER SHARE OF COMMON STOCK (CONTINUED)

For the three months ended March 31, 2011 and 2010, potential common shares of 32,501,594 and 33,473,137 resulting from the aforementioned instruments, respectively, were considered but not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

	2011	2010
		(Restated)
Basic and Fully Diluted earnings per share:
Loss (numerator)	$(242,274)	$(632,177)
Weighted average number of shares outstanding – basic (denominator)	69,058,237	63,963,670

Per share amount	$(0.00)	$(0.01)

NOTE 4 -	SHARE BASED PAYMENT

The Company follows the provisions of ASC 718, Share Based Payment which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the three months ended March 31, 2011 and 2009, the Company recorded $85,105 and $231,944, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards has been included in general and administrative expense for non-employees and in salaries and wages for employees.  During the three months ended March 31, 2011and 2010, the Company recorded $60,359 and $136,027, respectively, in compensation expense related to shared-based payments awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

During the first quarter of 2011, there were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010, other than the cancellation of 250,000 common stock options as the employee to whom the options had been granted left the Company.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -	SHARE BASED PAYMENT (CONTINUED)

Common Stock Options (Continued)

Changes in stock options issued to employees, advisors, and board members for the periods ended March 31, 2011 and December 31, 2010 are as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding, December 31, 2009	13,762,075	$0.31
Granted	7,520,000	0.12
Exercised	-	-
Cancelled	(6,739,067)	0.23
Outstanding, December 31, 2010	14,543,008	$0.26
Exercisable, December 31, 2010	10,020,716	$0.30

Outstanding, December 31, 2010	14,543,008	$0.26
Granted	-	-
Exercised	-	-
Cancelled	(250,000)	0.04
Outstanding, March 31, 2011	14,293,008	$0.26
Exercisable, March 31, 2011	10,619,987	$0.30

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -	SHARE BASED PAYMENT (CONTINUED)

Common Stock Options (Continued)

The following table summarizes information about stock options granted to employees, advisors, and board members at March 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.04	1,620,000	$0.04	5.59	1,620,000	$0.04	5.59
0.50	1,819,643	0.50	6.36	1,819,643	0.50	6.36
0.55	1,620,000	0.55	7.23	1,620,000	0.55	7.23
0.56	1,020,000	0.56	7.34	686,667	0.56	7.34
0.46	400,000	0.46	7.51	400,000	0.46	7.51
0.21	420,000	0.21	9.15	420,000	0.21	9.15
0.11	1,823,365	0.11	7.93	1,344,198	0.11	7.93
0.17	1,000,000	0.17	8.04	489,583	0.17	8.04
0.34	250,000	0.34	8.19	229,167	0.34	8.19
0.33	200,000	0.33	8.24	200,000	0.33	8.24
0.19	250,000	0.19	8.54	91,146	0.19	8.54
0.20	500,000	0.20	8.80	500,000	0.20	8.80
0.14	500,000	0.14	8.97	130,208	0.14	8.97
0.13	500,000	0.13	9.02	125,000	0.13	9.02
0.09	1,020,000	0.09	9.18	224,583	0.09	9.18
0.07	350,000	0.07	9.25	65,625	0.07	9.25
0.22	200,000	0.22	9.26	200,000	0.22	9.26
0.08	200,000	0.08	9.26	154,167	0.08	9.26
0.05	600,000	0.05	9.51	300,000	0.05	9.51
	14,293,008	$0.26	7.72	10,619,987	$0.30	7.40

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 were made available on January 1, 2009, another 2,637,362 were made available on January 1, 2010, and another 3,452,912 were made available on January 1, 2011.  Of the 14,293,008 options outstanding, 10,853,365 were issued under the Plan.

As of March 31, 2011, the aggregate intrinsic value of the options outstanding and exercisable was $0 and $0, respectively.  As of March 31, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $102,060 and 102,060, respectively.  The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $12,428 and $91,058, respectively.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -	SHARE BASED PAYMENT (CONTINUED)

Warrants

In connection with the Bridge Financing and Private Offering discussed in Note 6 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering during the quarters ended December 31, 2009 and March 31, 2010.  These warrants have exercise prices of $0.10 and $0.25, vested upon grant, and are exercisable for a period of five years.  No warrants have been issued since the quarter ended March 31, 2010.

Changes in warrants issued to investors for the periods ended March 31, 2011 and December 31, 2010 are as follows:

	Number Of Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2010	18,208,586	$0.24
Exercisable, December 31, 2010	18,208,586	$0.24

Outstanding, December 31, 2010	18,208,586	$0.24
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2011	18,208,586	$0.24
Exercisable, March 31, 2011	18,208,586	$0.24

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -	SHARE BASED PAYMENT (CONTINUED)

Warrants (Continued)

The following table summarizes information about stock warrants granted to employees, investors, and board members as of March 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.25	17,203,586	$0.25	3.82	17,203,586	$0.25	3.82
0.10	1,005,000	0.10	3.80	1,005,000	0.10	3.80
	18,208,586	$0.24	3.82	18,208,586	$0.24	3.82

As of March 31, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  As of March 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of options granted for the period ended March 31, 2010 was $0.17.  No warrants were granted during the period ended March 31, 2011.  The total fair value of shares vested during the three months ended March 31, 2010 was $1,716,000.  No warranted vested during the three months ended March 31, 2011.

NOTE 5 -	CONSULTING AGREEMENTS

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP and or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as a prepaid consulting services asset.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000.  At March 31, 2011, $311,111 had been amortized as consulting expense, with the remaining asset to be amortized over the remaining life of the agreement.

On January 15, 2010, the Company entered into a one-year consulting agreement for services.  In full consideration for this agreement, the Company paid $50,000 to the consultant and issued a total of 500,000 shares of Common Stock and options to acquire an additional 500,000 shares at $0.20 per share.  The shares were valued at an average of $0.14 per share for a total prepayment for these fees of $69,000.  From the beginning of the term through March 31, 2011, $69,000 had been amortized to consulting expense, representing the total value of the contract.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 -	PRIVATE FINANCING TRANSACTIONS

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

In association with the Private Offering, the Company paid placement agent commissions of $100,500 and a non-accountable expense allowance of $30,150 to the placement agent as well as fees of $3,500 to the escrow agent.  In addition, the placement agent and its designees were issued an aggregate of 1,005,000 placement agent warrants (the “Placement Agent Warrants”) to purchase up to 1,005,000 warrant units (the “Warrant Units”) exercisable for five years at an exercise price of $0.10 per Warrant Unit with each Warrant Unit consisting of one share of Common Stock and one Purchase Warrant to acquire an additional share of Common Stock.  The aggregate warrants considered outstanding and exercisable from the warrant units granted are 2,010,000.

On May 28, 2010, the Company filed a Form S-1 Registration Statement (the “Statement”) with the Securities and Exchange Commission relating to the aforementioned equity securities and certain other securities of the Company.  On June 15, 2010, the Securities and Exchange Commission deemed the Statement effective.

On November 2, 2009, November 12, 2009, and December 14, 2009, and in connection with a private debt offering (the “Bridge Financing”), the Company raised $104,859 from five investors, including the Company’s Chief Executive Officer and Chief Operating Officer (Note 7), from the issuance of six Convertible Promissory Notes (the “Notes”) in the principal amount of $104,859 due three months from issuance bearing interest at a 90-day rate of 10%.  In connection with such investments, 1,048,586 common stock purchase warrants were also granted to such investors.

In accordance with FASB ASC 470-20, the Company accounts for the proceeds from the sale of a debt instrument with detachable stock purchase warrants by allocating the proceeds based on the relative fair values of the debt instrument without the warrants and of the warrants at the time of issuance.  The portion of the proceeds allocated to the detachable warrants is accounted for as additional paid-in-capital, and the remaining proceeds are allocated to the debt instrument as a debt discount.  Further, an embedded beneficial conversion feature present in the debt instrument is recognized at issuance by allocating that portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.  The Company utilizes the Black-Scholes option pricing model to determine the relative fair values.  Any such debt discount is accreted over the term of the instrument and expensed on the statement of operations in accordance with ASC 835.

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

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 -	PRIVATE FINANCING TRANSACTIONS (CONTINUED)

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

NOTE 7 -	RELATED PARTY TRANSACTIONS

During the fourth quarter of 2009, the Chief Executive Officer and the former Chief Operating Officer invested a total of $19,859 in connection with the Bridge Financing as referenced in Note 6 above.  On January 22, 2010, these individuals converted their three Notes for a total of $22,172 in cash resulting from the outstanding principal amount of $19,859 and accrued interest of $2,314.

Additionally, as of March 31, 2011, and December 31, 2010, the Company recorded accounts payable balances of $1,480 and $261, respectively.  From time to time, employees of the Company procure goods or services on behalf of the Company which require reimbursement.

In the first quarter of 2011, the Company entered into an agreement with Say.so LLC, a media measurement software technology company.  Say.so’s co-founder is Michael Dowling, who is a member of the Company’s Board of Directors.

Aside from the transactions disclosed above, there were no other related party transactions during the three months ended March 31, 2011.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 -	RESTATEMENT

On February 9, 2011, the Company dismissed its previous independent accountant, Chisholm, Bierwolf, Nilson, and Morrill LLC and subsequently retained HJ & Associates, LLC (“HJ & Associates) to conduct the audit of its financial statements for the year ended December 31, 2010 and a re-audit of its financial statements for the year ended December 31, 2009, during which we made certain adjustments.  The tables set forth below highlight the material balance sheet and income statement items that were affected by these restatements:

	As of March 31, 2010 (Previous)	Cumulative Effect of Adjustments through December 31, 2009 (1)	As of March 31, 2010 (Restated)	Cumulative Effect of Adjustments through March 31, 2010
Assets
Prepaid consulting services	$-	$-	$59,161	$59,161
Prepaid consulting services, long-term	-	-	435,555	435,555
Total Assets	905,262	-	1,399,978	494,716

Stockholders’ Equity
Prepaid consulting services	(558,777)	-	-	558,777
Additional paid-in capital	11,820,914	(66,844)	8,877,267	(2,943,647)
Accumulated deficit	(10,590,037)	(48,456)	(7,710,451)	2,879,586
Total Stockholders’ Equity	741,159	-	1,235,875	494,716
Total Liabilities and Stockholders’ Equity	$905,262	$-	$1,399,978	$494,716

(1)	Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2010

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 -	RESTATEMENT (CONTINUED)

	For the three months ended March 31, 2010 (Previous)	For the three months ended March 31, 2010 (Restated)	Changes Attributable to Restatement
General and administrative	$207,871	$209,707	$1,836
Financing costs	2,876,803	-	(2,876,803)
Interest expense – beneficial conversion feature	28,397	47,232	18,835
Gain on conversion	25,000	-	(25,000)
Net Loss	(3,463,307)	(632,177)	(2,831,130)

Basic and Fully Diluted Loss per Share	$(0.05)	$(0.01)	$0.04

During the quarter ended March 31, 2010, these adjustments resulted in the variances highlighted in the tables immediately above and are related to the following accounts:

•
The adjustment of ($558,777) from a contra-equity account to a current asset account of $59,161 and an other asset account of $435,555 related to certain prepaid consulting contracts.  Associated with this prepaid consulting agreement, in order to properly recognize consulting expenses in the first quarter of 2010, general and administrative expenses increased by $1,836 resulting in an increase in the accumulated deficit (Note 5).

•
The reclassification $2,876,803 in financing costs associated with the value of the warrants granted as part of Private Offering resulting in a decrease in additional paid in capital and a decrease in accumulated deficit (Note 6).

•
The increase in interest expense related to the beneficial conversion feature of the convertible promissory notes of $18,835 and the elimination of the $25,000 gain on conversion of the convertible promissory notes resulting in an increase in the accumulated deficit of $43,835 (Note 6).

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 -	SUBSEQUENT EVENTS

On May 2, 2011, the Board of Directors approved the issuance of 838,000 shares of the Company’s common stock as consideration for services rendered by the Company’s legal counsel during 2010 and 2011.

The Company has evaluated subsequent events for the period from March 31, 2011 through the date the financial statements were issued pursuant to FASB ASC 855 and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements other than that disclosed above.

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

The Company’s momentum in the gamification space continued to build in the first quarter of 2011, and the Company entered into agreements with UGO.com (second follow-on contract); ICE.com, the online jewelry retailer; Park City Week, a local online visitor resource; Accuscore, an online source for pregame sports statistics and information; WAI Consulting, LLC, marketers of photo-sharing apps ; Audree’s World, a tween MMOG focused on social games for social good; and Say.so LLC, a media measurement software technology company.

Recent Events

Subsequent to the end of the first quarter of 2011, the Company entered into follow-on contracts with WAI Consulting, LLC and Accuscore.  Further, the Company entered into a social media marketing agreement with the Egyptian Theatre, a community theatre based in Park City, UT.

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

Employees

As of the date hereof, the Company has seven (7) full-time employees located in Utah, Michigan, and Italy.  This includes one of the founders, James A. Banister, serving as Chief Executive Officer.  The remaining employees manage operations, finance, engineering and product management, market and sell our products and build software and implement effective quality assurance standards.  It is expected that in the next 12 months we will seek to employ one or two additional employees to augment the product development, marketing, business development and sales efforts.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues for the three months ended March 31, 2011 were $117,599, compared to $26,000 for the three months ended March 31, 2010.  The revenue in the current period related to predominantly to service revenue in the gamification space.  The increased revenue in the current period compared to the prior period resulted from the addition of more customers and larger fees for the services rendered.  Cost of sales was $370 for the quarter ended March 31, 2011, compared to $1,402 for the comparable period of 2010.  Cost of sales primarily consisted of the amortization of product development expenses.  As of March 31, 2011, these expenses have been almost fully amortized.

Total operating expenses for the quarter ended March 31, 2011 were $359,196 compared to $612,164 for the comparable period of 2010, a decrease of 41%.  The decreased operating expenses in 2011 resulted primarily from decreases in salaries and wages ($219,476 in 2011 compared to $389,547 in 2010) and decreases in general and administrative expenses.  The Company recognized $85,105 and $231,944 in expenses pertaining to stock options granted for services rendered in 2011 and 2010, respectively.

We recognized a net loss of $242,274 for the three months ended March 31, 2011 compared to a loss of $632,177 for the comparable period in 2010, a decrease of 62%.  This decreased net loss was primarily the result of increased revenue as well as decreased operating expenses and interest expense.  Our basic and diluted net loss per share was $0.00 for the quarter ended March 31, 2011, compared to $0.01 for the comparable period of 2010.  Excluding the non cash stock-based compensation described above as well as non-cash consulting expenses and interest expense related to the Bridge Financing, our loss would have been $107,389 and $296,495 for 2011 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had $63,863 in cash and total liabilities of $177,364. We have incurred substantial losses in this quarter and prior fiscal years, and we have recorded negative cash flows from operations in this quarter and prior fiscal years.  As a result, as of March 31, 2011, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

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

On July 31, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with HFP Capital Markets LLC (“HFP”) pursuant to which HFP will provide certain consulting services to the Company including but not limited to assistance in securing future investment in the Company, assistance with certain corporate finance and investment banking activities, assistance with new business development, sales and marketing opportunities, and such other services as set forth therein.  The term of the Agreement is three years, although the Company may terminate upon thirty days written notice for any reason or no reason at all, but no sooner than six months from the full execution of the Agreement.  As compensation for these consulting services, the Company issued to HFP or its designees 4,000,000 shares of the Company’s restricted common stock which vested and became issuable to HFP or its designees 120 days from the full execution of the Agreement, or November 28, 2009.  As such, the shares issued were recorded as prepaid consulting services since it is a three year agreement.  The shares were valued at $0.14 per share for a total prepayment for these fees of $560,000

For the quarter ended March 31, 2011, the Company’s Net Cash Used in Operating Activities was $124,074 compared to $478,473 for the comparable period in 2010.  The decrease in Net Cash Used in Operating Activities between the two periods resulted from decreases in cash-based salaries and wages, increases in accounts payable and accrued expenses, and decreases in cash based consulting fees offset by increases in accounts receivable.

For the quarter ended March 31, 2011, the Company’s Net Cash Used in Investing Activities was $1,200 compared to $4,426 for the comparable period in 2010.  The decrease in Net Cash Used in Investing Activities between the two periods resulted from decreases in fixed asset purchases.

For the quarter ended March 31, 2011, Net Cash Used by Financing Activities was $6,739 compared to Net Cash Provided by Financing Activities of $1,328,876 for the comparable period in 2010.  The change was due to the receipt of proceeds from issuance of common stock offset by repayment of certain convertible promissory notes in the quarter ended March 31, 2010 without comparable activity in the quarter ended March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.  Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC, and we have not identified any that would have a material impact on the Company’s financial position, or statements.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31 2010, and March 31, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010, our most recently completed fiscal year.

Material Weakness in Internal Control over Financial Reporting

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

At December 31, 2010, management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

The internal control weakness identified above with regard to the inadequate segregation of duties with certain aspects of the financial reporting process will only be completely corrected if the Company expands and has the capacity to adequately segregate the duties to mitigate the risk in financial reporting.  This expansion will depend mostly on the ability of management to fully execute its business operating strategy as outlined in Item 2(b) above and generate enough income to warrant growth in personnel.  With regard to the internal control deficiency identified above related to the lack of preventative measures to properly and accurately account for the recording of the non-cash aspects of certain debt and equity issuances, management has already taken steps to mitigate such risk going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Changes in Internal Control over Financial Reporting

While the Company did not issue any debt or equity instruments during the quarter ended March, 31, 2011, it has taken steps to mitigate the risk associated with the lack of preventative measures to properly and accurately account for the recording of the non-cash aspects of these issuances by utilizing external financial consulting services prior to the review by our principal independent accounting firm.  Aside from these efforts, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company did not have any unregistered sales of equity securities.

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

SPECTRUMDNA, INC.
(Registrant)

Dated: May 16, 2011	By:	/s/ James A. Banister
James A. Banister,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)