Form 10-Q
period 2011-06-30
SpectrumDNA, Inc.
filed 2013-02-19
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4880377
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2 Davis Drive, PO Box 13169 Research Triangle Park, NC	27709-3169
(Address of principal executive offices)	(Zip Code)

(919) 408-7003
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
Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 59,281,237 outstanding as of February 12, 2013.

SPECTRUMDNA, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14, 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	16, 17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Default upon Senior Securities.	18
Item 4.	[Removed and Reserved.]	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Condensed Consolidated Financial Statements
As of June 30, 2011, and For the Six Month Periods Ended June 30, 2011 and 2010

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8-13

 SPECTRUMDNA, INC.
 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$271	$195,876
Receivables associated with assets held for sale, net of allowance
for doubtful accounts of $-0- and $7,206, respectively	27,360	2,200
Prepaid expenses associated with assets held for sale	-	311,336
Prepaid expenses and other assets	4,854	17,354
Total current assets	32,485	526,766

OTHER ASSETS
Assets held for sale, discontinued operations	558	7,485
Total other assets	558	7,485

TOTAL ASSETS	$33,043	$534,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$86,663	$56,864
Accounts payable - related parties	3,309	261
Liabilities associated with assets held for sale	18,138	77,937
Notes payable	2,284	15,828
Total current liabilities	110,394	150,890

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock- $0.001 par value, 10,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock- $0.001 par value, 250,000,000 shares authorized,
69,896,237 and 69,058,237 shares issued and outstanding, respectively	69,896	69,058
Additional paid-in capital	9,597,433	9,359,475
Accumulated deficit	(9,744,680)	(9,045,172)
Total stockholders’ equity (deficit)	(77,351)	383,361
Total liabilities and stockholders' equity (deficit)	$33,043	$534,251

 The accompanying notes are an integral part of these condensed consolidated financial statements

 SPECTRUMDNA, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	38,372	27,171	87,242	82,809
Salaries and wages	79,350	273,138	164,455	505,082
Depreciation and amortization expense	1,721	3,126	3,089	5,938
Total Operating Expenses	119,443	303,435	254,786	593,829

OPERATING LOSS	(119,443)	(303,435)	(254,786)	(593,829)

OTHER INCOME (EXPENSES)
Interest income	17	722	122	1,082
Interest expense	(208)	(228)	(344)	(3,067)
Interest expense - beneficial conversion
feature	-	-	-	(47,232)
Other income (expenses)	(275)	-	(275)	-
Total Other Income (Expenses)	(466)	494	(497)	(49,217)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(119,909)	(302,941)	(255,283)	(643,046)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(119,909)	(302,941)	(255,283)	(643,046)

LOSS FROM DISCONTINUED
OPERATIONS	(337,189)	(242,392)	(444,225)	(534,465)

NET LOSS	$(457,098)	$(545,333)	$(699,508)	$(1,177,511)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.002)	$(0.004)	$(0.004)	$(0.010)
Loss from discontinued operations	(0.005)	(0.004)	(0.006)	(0.008)
NET LOSS PER COMMON SHARE - Basic
and diluted	$(0.007)	$(0.008)	$(0.010)	$(0.018)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	69,601,556	69,058,237	69,331,397	66,525,027

 The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRUMDNA, INC.
 Condensed Consolidated Statements of Stockholders' Equity (Deficit)
 For the Period January 1, 2011 through June 30, 2011

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	69,058,237	69,058	9,359,475	(9,045,172)	383,361

Stock based compensation (unaudited)	-	-	164,455	-	164,455
Common shares issued for services
rendered at $0.03 per share (unaudited)	838,000	838	24,303	-	25,141
Contribution of deferred compensation by
former related parties (unaudited)	-	-	49,200	-	49,200
Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(699,508)	(699,508)

Balance, June 30, 2011 (unaudited)	69,896,237	$69,896	$9,597,433	$(9,744,680)	$(77,351)

 The accompanying notes are an integral part of these condensed consolidated financial statements

 SPECTRUMDNA, INC.
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(699,508)	$(1,177,511)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,089	5,938
Common stock issued for services rendered	25,141	505,082
Stock options and warrants issued for services rendered	164,455	69,000
Accretion of remaining discount on convertible promissory notes	-	47,231
Changes in operating assets and liabilities:
Accounts receivable - associated with assets held for sale	(25,160)	(9,500)
Prepaid expenses associated with assets held for sale	311,336	45,354
Prepaid expenses	12,500	14,784
Accounts payable and accrued liabilities	29,799	(169,177)
Accounts payable - related party	3,048	-
Liabilities - Associated with assets held for sale	(10,601)	(38,470)
Net cash (used in) operating activities	(185,901)	(707,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(1,200)	(8,128)
Net proceeds from sale of fixed assets	5,040	-
Net cash provided by (used in) investing activities	3,840	(8,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of stock offering costs	-	1,380,850
Payments made on notes payable	(13,544)	(14,310)
Repayment of convertible promissory notes	-	(38,758)
Net cash provided by (used in) financing activities	(13,544)	1,327,782

NET INCREASE (DECREASE) IN CASH	(195,605)	612,385

CASH AT BEGINNING OF PERIOD	195,876	10,303

CASH AT END OF PERIOD	$271	$622,688

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$204	$5,545
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting services	$25,141	$69,000
Common stock issued for payment of convertible promissory
notes and interest	$-	$66,100
Cancellation of deferred compensation	$49,200	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements

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

NOTE 2 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2012, the Company discontinued its Addictionary and PlanetTagger product lines. Addictionary was a social word play engine. PlanetTagger was a location-enabled integrated social media platform. The Company has reclassified all amounts presented in these financial statements to reflect the impact of the discontinuance of operations. The Company realized a loss of $337,189 during this quarter that was related to the discontinued operations. The assets (receivables) related to the discontinued operations have been written down to a net realizable value of $27,918 and the liabilities associated to the sale of these assets are recorded at $18,138 as of June 30, 2011.

	At June 30,	At December 31,
	2011	2010

Receivables associated with assets held for sale, net	$27,360	$2,200
Computer equipment	-	26,411
Software	-	8,393
Patents, trademarks, and domain names	7,182	7,083
Product development costs	194,323	194,423
Less: Accumulated depreciation and amortization	(200,947)	(228,825)
Total assets held for sale - Discontinued operations	$27,918	$9,685

Total liabilities associated with assets held for sale -
Discontinued operations	$18,138	$77,937

The following tables present the revenues and expenses related to the above projects for the three month and six month periods ended June 30, 2011, and June 30, 2010.  Prior period income statement amounts applicable to the above projects have been reclassified and included under income (loss) from discontinued operations.

	Three Months Ended,	Three Months Ended,
	June 30, 2011	June 30, 2010

REVENUE	$97,910	$39,500
OPERATING EXPENSES
General and administrative	288,141	72,156
Salaries and wages	132,075	174,933
Product development costs	15,732	34,803
Total Operating Expenses	435,948	281,892
OPERATING LOSS	(338,038)	(242,392)
OTHER INCOME (EXPENSES)
Gain on sale of equipment	849	-
Total Other Income (Expenses)	849	-
LOSS FROM DISCONTINUED OPERATIONS	$(337,189)	$(242,392)

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS (Continued)

	Six Months Ended,	Six Months Ended,
	June 30, 2011	June 30, 2010

REVENUE	$218,509	$70,600
OPERATING EXPENSES
General and administrative	372,125	226,227
Salaries and wages	266,448	332,536
Product development costs	25,010	46,302
Total Operating Expenses	663,583	605,065
OPERATING LOSS	(445,074)	(534,465)
OTHER INCOME (EXPENSES)
Gain on sale of equipment	849	-
Total Other Income (Expenses)	849	-
LOSS FROM DISCONTINUED OPERATIONS	$(444,225)	$(534,465)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2011, and December 31, 2010, the Company recorded accounts payable balances of $3,309 and $261, respectively.  From time to time, employees of the Company procure goods or services on behalf of the Company which require reimbursement or are owed non-salaried compensation.

NOTE 4 – SHARE BASED PAYMENT

The Company follows the provisions of ASC 718, Share Based Payment which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the six months ended June 30, 2011 and 2010, the Company recorded $164,455 and $505,082, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards has been included in general and administrative expense for non-employees and in salaries and wages for employees.  During the six months ended June 30, 2011 and 2010, the Company recorded $114,962 and $284,494, respectively, in compensation expense related to share-based payment awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

Common Stock Options

During the first and second quarters of 2011, there were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010, other than the cancellation of 1,583,333 common stock options as the employees to whom the options had been granted left the Company.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SHARE BASED PAYMENT (Continued)

Changes in stock options issued to employees, advisors, and board members for the periods ended June 30, 2011 and December 31, 2010 are as follows:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2009	13,762,075	$0.31
Granted	7,520,000	0.12
Exercised	-	-
Cancelled	(6,739,067)	0.23
Outstanding, December 31, 2010	14,543,008	$0.26
Exercisable, December 31, 2010	10,020,716	$0.30

Outstanding, December 31, 2010	14,543,008	$0.26
Granted	-	-
Exercised	-	-
Cancelled	(1,583,333)	0.09
Outstanding, June 30, 2011	12,959,675	$0.28
Exercisable, June 30, 2011	11,112,278	$0.29

The following table summarizes information about stock options granted to employees, advisors, and board members at June 30, 2011:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			Weighted			Weighted
			Average			Average
Range		Weighted	Remaining		Weighted	Remaining
of		Average	Contractual		Average	Contractual
Exercise	Number of	Exercise	Life	Number of	Exercise	Life
Prices	Options	Price	(in years)	Options	Price	(in years)

0.04	1,620,000	$0.04	5.35	1,620,000	$0.04	5.35
0.50	1,819,643	0.50	6.11	1,819,643	0.50	6.11
0.55	1,620,000	0.55	6.98	1,620,000	0.55	6.98
0.56	1,020,000	0.56	7.09	749,167	0.56	7.09
0.46	400,000	0.46	7.26	400,000	0.46	7.26
0.21	420,000	0.21	8.90	420,000	0.21	8.90
0.11	1,823,365	0.11	7.68	1,406,698	0.11	7.68
0.17	1,000,000	0.17	7.79	552,083	0.17	7.79
0.34	250,000	0.34	7.94	250,000	0.34	7.94
0.33	200,000	0.33	7.99	200,000	0.33	7.99
0.19	250,000	0.19	8.29	106,771	0.19	8.29
0.20	500,000	0.20	8.55	500,000	0.20	8.55
0.14	156,250	0.14	8.72	156,250	0.14	8.72
0.13	500,000	0.13	8.77	156,250	0.13	8.77
0.09	280,416	0.09	8.93	280,416	0.09	8.93
0.07	100,000	0.07	9.01	25,000	0.07	9.01
0.22	200,000	0.22	9.01	200,000	0.22	9.01
0.08	200,000	0.08	9.01	200,000	0.08	9.01
0.05	600,000	0.05	9.26	450,000	0.05	9.26
Totals	12,959,674	$0.28	7.33	11,112,278	$0.29	7.21

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SHARE BASED PAYMENT (Continued)

Common Stock Options (Continued)

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 stock options were made available on January 1, 2009, another 2,637,362 were made available on January 1, 2010, and another 3,452,912 were made available on January 1, 2011.  Of the 12,959,674 options outstanding, 9,520,031 were issued under the Plan.

As of June 30, 2011, the aggregate intrinsic value of the options outstanding and exercisable was $0 and $0, respectively.  As of June 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $53,460 and $53,460, respectively.  The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $7,833 and $167,604, respectively.

Warrants

In connection with the Bridge Financing and Private Offering discussed in Note 7 below, the Company granted warrants to purchase the Company’s common stock to the investors in each offering during the quarters ended December 31, 2009 and March 31, 2010.  These warrants have exercise prices of $0.10 and $0.25, vested upon grant, and are exercisable for a period of five years.  No warrants have been issued since the quarter ended March 31, 2010.

Changes in warrants issued to investors for the periods ended June 30, 2011 and December 31, 2010 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2010	18,208,586	$0.24
Exercisable, December 31, 2010	18,208,586	$0.24

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding, December 31, 2010	18,208,586	$0.24
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2011	18,208,586	$0.24
Exercisable, June 30, 2011	18,208,586	$0.24

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SHARE BASED PAYMENT (Continued)

The following table summarizes information about stock warrants granted to employees, investors, and board members as of June 30, 2011:

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
Range of		Average	Contractual		Average	Contractual
Exercise	Number of	Exercise	Life	Number of	Exercise	Life
Prices	Warrants	Price	(in years)	Warrants	Price	(in years)

$0.25	17,203,586	$0.25	3.57	17,203,586	$0.25	3.57
0.10	1,005,000	0.10	3.55	1,005,000	0.10	3.55
Totals	18,208,586	$0.24	3.57	18,208,586	$0.24	3.57

As of June 30, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  As of June 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The total fair value of shares vested during the six months ended June 30, 2010 was $1,201,200.  No warrants vested during the six months ended June 30, 2011.

NOTE 5 - EQUITY TRANSACTIONS

The Company issued 838,000 shares of common stock as consideration for services rendered by the Company’s legal counsel (during 2010 and 2011) at a value of $.03 per share during the six month period ended June 30, 2011. Also during this period, the Company cancelled $49,200 in deferred compensation that was contributed by former related parties. This amount was closed to additional paid in capital.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2011, the Company incurred net losses of $699,508.  In addition, at the quarter ended June 30, 2011 and year ended December 31, 2010, the Company had accumulated deficits of $9,744,680 and $9,045,172, respectively.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenues and cash flow to meet its obligations on a timely basis.  As the result of the discontinuance of the

Addictionary and PlanetTagger product lines, the Company's intends to refocus its business. The Company has appointed a new Board of Directors and Management team to direct this effort.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes. It is the Company’s belief that these avenues will remain available. However, no assurance can be made that these efforts will be successful.

NOTE 7 - RESTATEMENT

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

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 – RESTATEMENT (Continued)

The table below highlights the material balance sheet items that were affected by these restatements:

	For the Six Months Ended June 30, 2010 (As Originally Filed)	Changes Attributable to Restatement	For the Six Months Ended June 30, 2010 (Restated)	Changes Attributable to Discontinued Operations	For the Six Months Ended June 30, 2010 (As Filed Herein)

General and administrative	$305,699	$223,859	$529,558	$(446,749)	$82,809
Salaries and wages	837,618	(220,588)	617,030	(111,948)	505,082
Financing costs	2,876,803	(2,876,803)	-	-	-
Interest expense - beneficial
conversion feature	28,397	18,835	47,232	-	47,232
Gain on conversion	25,000	(25,000)	-	-	-
Loss from discontinued operations	-	-	-	558,697	558,697
Net Loss	(4,007,208)	2,829,698	(1,177,510)	-	(1,177,510)
Basic and Fully Diluted
Loss per Share	$(0.06)	$0.04	$(0.02)	$-	$(0.02)

During the six months ended June 30, 2010, these adjustments resulted in the variances highlighted in the table immediately above and are related to the following accounts:

•	Associated with a prepaid consulting agreement, to properly recognize consulting expenses in the first two quarters of 2010, general and administrative expenses increased by $3,272.

•	The reclassification of $220,588 related to certain stock-based compensation resulting in a decrease in Salaries and Wages and an increase in General and Administrative.

•
The reclassification of $2,876,803 in financing costs associated with the value of the warrants granted as part of Private Offering resulting in a decrease in financing cost expense and a corresponding decrease in additional paid in capital.

•
The increase in interest expense related to the beneficial conversion feature of the convertible promissory notes of $18,835 and the elimination of the $25,000 gain on conversion of the convertible promissory notes.

 NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated events and transactions that occurred after the balance sheet date for potential recognition and disclosure through February 12, 2013, the date on which the financial statements were available to be issued.

In April of 2012, the Company entered into an agreement with its President and CEO, James Bannister, whereby Mr. Bannister returned 30,615,000 shares of common stock and warrants to acquire 148,586 shares of common stock in consideration for the transfer to Mr. Bannister of certain intellectual property owned by the Company. As additional compensation, the Company paid Mr. Bannister $7,500 in cash. Details of this transaction, along with related schedules and exhibits, are specified in an 8-K report filed with the SEC on April 16, 2012. The Company also raised $50,000 through the issuance of 20,000,000 units (one share of common stock and one warrant) to three investors. Details of this equity transaction are enumerated in the 8-K filed on April 16, 2012.

The Company recommenced development stage status during the third quarter of fiscal 2012, ending September 30, 2012.

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

Plan of Operation

During the quarter ended June 30, 2011, the Company discontinued its Addictionary and PlanetTagger product lines, including all assets associated with the Addictionary and PlanetTagger product offering. The Company completed its sale of all related assets in April, 2012 (see 8-K filed on April 16, 2012).

As a result of the discontinuance of the Company's previous business operations, our Company is classified as a "shell" company by the Securities and Exchange Commission (SEC). The term shell company means a Company, other than an asset-backed issuer as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of that chapter), that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;
(ii) Assets consisting solely of cash and cash equivalents; or
(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

As such, we intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities through a business combination transaction. While we will attempt to obtain audited financial statements of a business combination candidate, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the candidate entity's assets prior to consummating such a transaction. We have no full time employees. Presently, our officers have agreed to allocate a portion of their time to our activities without compensation. However, we may compensate them in stock for services rendered at some future date.  Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

The contemplated business combination or transaction could result in a significant issuance of shares. This issuance of shares may create a substantial dilution to our present stockholders.

Searching for Business Combination Candidate

The Company is undercapitalized. Previously, the current Board has advanced funds to the Company or on behalf of the Company.  Additionally, the Company may undertake a private placement of its securities in order to (1) maintain the integrity of the corporate entity, and (2) pay general and administrative expenses related to transfer agency fees, financial accounting and auditing, and legal fees associated with initiating and preserving the corporate standing as a Securities and Exchange Commission reporting company.

Form of Business Combination

The manner in which the Company participates in a business combination will depend upon the nature of the transaction, the respective needs and desires of the Company and the management and shareholders of the candidate company, and the relative negotiating strength of each.

It is likely that the Company will acquire its participation in a business combination through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

As a result of the discontinuation of operations, the Company recorded no revenues during the quarter ended June 30, 2011, as well as in the quarter for the comparative prior year period. General and administrative expenses were relatively comparable ($38,372 for the period ended June 30, 2011 and $27,171 for the period ended June 30, 2010). However, salaries and wages decreased significantly from $273,138 during the June 30, 2010 quarter to $79,350 during the quarter ended June 30, 2011.  All product development expenses were directly related to the discontinued operations and were included in the loss from discontinued operations for both the current and comparative quarters ended June 30th. The Company incurred a loss from continuing operations of $119,909 during the quarter ended June 30, 2011 compared to a loss of $302,941 during the comparative prior year quarter. The Company also sustained a loss of $337,189 from discontinued operations for the quarter ended June 30, 2011, compared to a restated comparable loss of $242,392 during the quarter ended June 30, 2010. Net loss decreased (on a restated, discontinued operational basis) from $545,333 in the quarter ended June 30, 2010 to $457,098 for the quarter ended June 30, 2011.

For the Six Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Again, as a result of the discontinuation of operations, the Company recorded no revenues during the six month period ended June 30, 2011, as well for the comparative prior year six month period ended June 30, 2010. General and administrative expenses were similar ($87,242 for the period ended June 30, 2011 and $82,809 for the period ended June 30, 2010). However, salaries and wages decreased significantly from $505,082 during the six months ending June 30, 2010 to $164,455 during the comparable period ended June 30, 2011.  All product development expenses were directly related to the discontinued operations and were included in the loss from discontinued operations for both the current and comparative six month periods ended June 30th. The Company incurred a loss from continuing operations of $255,283 during the six months ended June 30, 2011 compared to a loss of $643,046 during the comparative prior year six month period. The Company also sustained a loss of $444,225 from discontinued operations for the six months ended June 30, 2011, compared to a restated comparative loss of $643,046 during the six months ended June 30, 2010. Net loss decreased (on a restated, discontinued operational basis) from $1,177,511 for the six month period ended June 30, 2010 to $699,508 for the same six month period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, the Company had current assets of $32,485 and current liabilities of $110,394 which resulted in a working capital deficiency of $77,909. During the six month period ended June 30, 2011, the Company incurred a net cash outlay of $185,901 from operating activities, and had a net decrease in cash of $195,605 from January 1, 2011, to June 30, 2011, which resulted in a cash balance of $271 as of June 30, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, and June 30, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The Company did not issue any debt instruments and only issued a limited amount of equity instruments (838,000 common shares) during the six months ended June, 30, 2011. The Company has taken steps to mitigate the risk associated with the lack of preventative measures to properly and accurately account for the recording of the non-cash aspects of these issuances. This risk has been mitigated by utilizing external financial consulting services prior to the review by our principal independent accounting firm.  Aside from these efforts, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, the Company issued 838,000 shares of common stock as compensation for services.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUMDNA, INC.
(Registrant)

Dated: February 19, 2013	By:	/s/ Parrish B. Ketchmark
Parrish B. Ketchmark,
Principal Executive Officer

Dated: February 19, 2013	By:	/s/ Terrence J. Dunne
Terrence J. Dunne,
Principal Financial Officer