Form 10-Q
period 2011-09-30
SpectrumDNA, Inc.
filed 2013-02-20
CIK 1424988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-148883

SPECTRUMDNA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4880377
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Davis Drive, PO Box 13169 Research Triangle Park, NC	27709-3169
(Address of principal executive offices)	(Zip Code)

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
Yes ☒   No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $0.001 par value per share: 59,281,237 outstanding as of February 15, 2013.

SPECTRUMDNA, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	16-18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Default upon Senior Securities.	19
Item 4.	[Removed and Reserved.]	19
Item 5.	Other Information.	19
Item 6.	Exhibits.	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPECTRUMDNA, INC.

Index to Condensed Consolidated Financial Statements
As of September 30, 2011, and For the Nine Month Periods Ended September 30, 2011 and 2010

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8-14

SPECTRUM DNA, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash	$4,222	$195,876
Receivables associated with assets held for sale, net of allowance
for doubtful accounts of $-0- and $7,206, respectively	30	2,200
Prepaid expenses associated with assets held for sale		311,336
Prepaid expenses and other assets	-	17,354
Total current assets	4,252	526,766

Assets held for sale, discontinued operations	445	7,485
Total other assets	445	7,485

TOTAL ASSETS	$4,697	$534,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$73,519	$56,864
Accounts payable - related parties	-	261
Liabilities associated with assets held for sale	13,825	77,937
Notes payable	-	15,828
Total current liabilities	87,344	150,890

Preferred stock- $0.001 par value, 10,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock- $0.001 par value, 250,000,000 shares authorized,
69,896,237 and 69,058,237 shares issued and outstanding, respectively	69,896	69,058
Additional paid-in capital	9,598,933	9,359,475
Accumulated deficit	(9,751,476)	(9,045,172)
Total stockholders’ equity (deficit)	(82,647)	383,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,697	$534,251

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRUMDNA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	4,883	21,998	92,125	104,807
Salaries and wages	1,500	159,147	165,955	664,229
Depreciation and amortization expense	480	2,831	3,569	8,769
Total Operating Expenses	6,863	183,976	261,649	777,805

OPERATING LOSS	(6,863)	(183,976)	(261,649)	(777,805)

OTHER INCOME (EXPENSES)
Interest income	-	501	121	1,583
Interest expense	(1,766)	(142)	(2,109)	(3,209)
Interest expense - beneficial conversion
feature	-	-	-	(47,232)
Other income (expenses)	275	-	-	-
Total Other Income (Expenses)	(1,491)	359	(1,988)	(48,858)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(8,354)	(183,617)	(263,637)	(826,663)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(8,354)	(183,617)	(263,637)	(826,663)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS	1,558	(277,006)	(442,667)	(811,471)

NET LOSS	$(6,796)	$(460,623)	$(706,304)	$(1,638,134)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.000)	$(0.003)	$(0.004)	$(0.012)
Loss from discontinued operations	0.000	(0.004)	(0.006)	(0.012)
NET LOSS PER COMMON SHARE - Basic
and diluted	$(0.000)	$(0.007)	$(0.010)	$(0.024)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	69,896,237	69,058,237	69,521,746	67,378,710

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRUM DNA, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2011 through September 30, 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	69,058,237	$69,058	$9,359,475	$(9,045,172)	$383,361

Stock based compensation (unaudited)	-	-	165,955	-	165,955
Common shares issued for services
rendered at $0.03 per share (unaudited)	838,000	838	24,303	-	25,141
Contribution of deferred compensation by	-	-	-	-	-
former related parties (unaudited)	-	-	49,200	-	49,200
Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	(706,304)	(706,304)

Balance, September 30, 2011 (unaudited)	69,896,237	$69,896	$9,598,933	$(9,751,476)	$(82,647)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRUMDNA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(706,304)	$(1,638,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,569	8,769
Common stock issued for services rendered	25,141	664,229
Stock options and warrants issued for services rendered	165,955	69,000
Accretion of remaining discount on convertible promissory notes	-	47,231
Changes in operating assets and liabilities:
Accounts receivable - associated with assets held for sale	2,170	(12,000)
Prepaid expenses associated with assets held for sale	311,336	107,735
Prepaid expenses	17,354	19,713
Accounts payable and accrued liabilities	25,104	(160,908)
Accounts payable - related party	(261)	-
Liabilities - Associated with assets held for sale	(21,039)	(52,458)
Net cash (used in) operating activities	(176,975)	(946,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(1,200)	(8,129)
Net proceeds from sale of fixed assets	2,349	-
Net cash provided by (used in) investing activities	1,149	(8,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of stock offering costs	-	1,380,850
Payments made on notes payable	(15,828)	(19,150)
Repayment of convertible promissory notes	-	(38,757)
Net cash provided by (used in) financing activities	(15,828)	1,322,943

NET INCREASE (DECREASE) IN CASH	(191,654)	367,991

CASH AT BEGINNING OF PERIOD	195,876	10,302

CASH AT END OF PERIOD	$4,222	$378,293

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$326	$5,545
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting services	$25,141	$69,000
Common stock issued for payment of convertible promissory
notes and interest	$-	$66,100
Cancellation of deferred compensation	$49,200	$-

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

NOTE 2 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2012, the Company discontinued its Addictionary and PlanetTagger product lines. Addictionary was a social word play engine. PlanetTagger was a location-enabled integrated social media platform. The Company has classified all amounts presented in these financial statements to reflect the impact of the discontinuance of operations. The Company realized a gain of $1,558 during the current quarter from discontinued operations due to the winding down of these discontinued operations. The assets (receivables) related to the discontinued operations have been written down to a net realizable value of $475 and the liabilities associated with the sale of these assets are recorded at $13,825 as of September 30, 2011.

	At September 30,	At December 31,
	2011	2010
Receivables associated with assets held for sale, net	$30	$2,200
Computer equipment	9,681	26,411
Software	8,393	8,393
Patents, trademarks, and domain names	7,183	7,083
Product development costs	194,321	194,423
Less: Accumulated depreciation and amortization	(219,133)	(228,825)
Total assets held for sale - Discontinued operations	$475	$9,685

Total liabilities associated with assets held for sale -
Discontinued operations	$13,825	$77,937

The following tables present the revenues and expenses related to the above projects for the three month and nine month periods ended September 30, 2011, and September 30, 2010.  Prior period income statement amounts applicable to the above projects have been reclassified and included under income (loss) from discontinued operations.

	Three Months Ended,	Three Months Ended,
	September 30, 2011	September 30, 2010
REVENUE	$15,750	$44,250
OPERATING EXPENSES
General and administrative	15,528	110,493
Salaries and wages	177	184,710
Product development costs	287	26,053
Total Operating Expenses	15,992	321,256
OPERATING LOSS	(242)	(277,006)
OTHER INCOME (EXPENSES)
Gain on sale of equipment	1,800	-
Total Other Income (Expenses)	1,800	-
LOSS FROM DISCONTINUED OPERATIONS	$1,558	$(277,006)

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS (Continued)

	Nine Months Ended,	Nine Months Ended,
	September 30, 2011	September 30, 2010
REVENUE	$234,259	$114,850
OPERATING EXPENSES
General and administrative	387,653	336,720
Salaries and wages	266,625	517,246
Product development costs	25,297	72,355
Total Operating Expenses	679,575	926,321
OPERATING LOSS	(445,316)	(811,471)
OTHER INCOME (EXPENSES)
Gain on sale of equipment	2,649	-
Total Other Income (Expenses)	2,649	-
LOSS FROM DISCONTINUED OPERATIONS	$(442,667)	$(811,471)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2011, and December 31, 2010, the Company recorded accounts payable balances of $ -0- and $261, respectively.  From time to time, employees of the Company procure goods or services on behalf of the Company which require reimbursement or are owed non-salaried compensation.

NOTE 4 – SHARE BASED PAYMENT

The Company follows the provisions of ASC 718, Share Based Payment which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period.

During the nine months ended September 30, 2011 and 2010, the Company recorded $165,955 and $664,229, respectively, in compensation expense related to share-based payment awards. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards has been included in general and administrative expense for non-employees and in salaries and wages for employees.  During the nine months ended September 30, 2011 and 2010, the Company recorded $114,962 and $398,312, respectively, in compensation expense related to share-based payment awards for employees. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

During the first three quarters of 2011, there were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010, other than the cancellation of 3,393,229 common stock options as the employees to whom the options had been granted left the Company.

Changes in stock options issued to employees, advisors, and board members for the periods ended September 30, 2011 and December 31, 2010 are as follows:

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SHARE BASED PAYMENT (Continued)

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2009	13,762,075	$0.31
Granted	7,520,000	0.12
Exercised	-	-
Cancelled	(6,739,067)	0.23
Outstanding, December 31, 2010	14,543,008	$0.26
Exercisable, December 31, 2010	10,020,716	$0.30

Outstanding, December 31, 2010	14,543,008	0.26
Granted	-	-
Exercised	-	-
Cancelled	(3,393,229)	0.20
Outstanding, September 30, 2011	11,149,779	0.29
Exercisable, September 30, 2011	11,149,779	0.29

The following table summarizes information about stock options granted to employees, advisors, and board members at September 30, 2011:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			Weighted			Weighted
			Average			Average
Range		Weighted	Remaining		Weighted	Remaining
of		Average	Contractual		Average	Contractual
Exercise	Number of	Exercise	Life	Number of	Exercise	Life
Prices	Options	Price	(in years)	Options	Price	(in years)
0.04	1,620,000	$0.04	5.09	1,620,000	$0.04	5.09
0.50	1,819,643	0.50	5.85	1,819,643	0.50	5.85
0.55	1,620,000	0.55	6.73	1,620,000	0.55	6.73
0.56	749,167	0.56	6.84	749,167	0.56	6.84
0.46	400,000	0.46	7.01	400,000	0.46	7.01
0.21	420,000	0.21	8.65	420,000	0.21	8.65
0.11	1,406,698	0.11	7.42	1,406,698	0.11	7.42
0.17	552,083	0.17	7.54	552,083	0.17	7.54
0.34	250,000	0.34	7.68	250,000	0.34	7.68
0.33	200,000	0.33	7.73	200,000	0.33	7.73
0.19	106,771	0.19	8.04	106,771	0.19	8.04
0.20	500,000	0.20	8.30	500,000	0.20	8.30
0.14	156,250	0.14	8.47	156,250	0.14	8.47
0.13	156,250	0.13	8.52	156,250	0.13	8.52
0.09	280,416	0.09	8.68	280,416	0.09	8.68
0.07	25,000	0.07	8.76	25,000	0.07	8.76
0.22	200,000	0.22	8.76	200,000	0.22	8.76
0.08	200,000	0.08	8.76	200,000	0.08	8.76
0.05	487,500	0.05	9.01	487,500	0.05	9.01
Totals	11,149,778	$0.29	6.96	11,149,778	$0.29	6.96

On June 30, 2008, the Board of Directors of the Company approved and adopted the 2008 Equity Incentive Plan, under which 10,000,000 stock options were available in 2008.  Pursuant to the Plan, an additional 2,436,983 stock options were made available on January 1, 2009, another 2,637,362 were made available on January 1, 2010, and another 3,452,912 were made available on January 1, 2011.  Of the 11,149,778 options outstanding, 7,710,135 were issued under the Plan.

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SHARE BASED PAYMENT (Continued)

As of September 30, 2011, the aggregate intrinsic value of the options outstanding and exercisable was $0 and $0, respectively.  As of September 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $21,060 and $21,060, respectively.  The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $3,106 and $173,733, respectively.

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

Changes in warrants issued to investors for the periods ended September 30, 2011 and December 31, 2010 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2009	1,048,586	$0.25
Granted	17,160,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2010	18,208,586	$0.24
Exercisable, December 31, 2010	18,208,586	$0.24

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2010	18,208,586	$0.24
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2011	18,208,586	$0.24
Exercisable, September 30, 2011	18,208,586	$0.24

The following table summarizes information about stock warrants granted to employees, investors, and board members as of September 30, 2011:

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
Range of		Average	Contractual		Average	Contractual
Exercise	Number of	Exercise	Life	Number of	Exercise	Life
Prices	Warrants	Price	(in years)	Warrants	Price	(in years)
$0.25	17,203,586	$0.25	3.32	17,203,586	$0.25	3.32
0.10	1,005,000	0.10	3.30	1,005,000	0.10	3.30
Totals	18,208,586	$0.24	3.32	18,208,586	$0.24	3.30

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended June 30, 2011, the Company incurred a net loss of $706,304. In addition, at the quarter ended September 30, 2011 and year ended December 31, 2010, the Company had accumulated deficits of $9,751,476 and $9,045,172, respectively.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – RESTATEMENT (Continued)

The table below highlights the material income statement items that were affected by these restatements:

	For the Nine Months Ended September 30, 2010(As Originally	Changes Attributable	For the Nine Months Ended September 30, 2010	Changes Attributable to Discontinued	For the Nine Months Ended September 30, 2010
	Filed)	to Restatement	(Restated)	Operations	(As Filed Herein)
General and administrative	$436,823	$270,620	$707,443	$(602,636)	$104,807
Salaries and wages	1,190,134	(274,576)	915,558	(251,329)	664,229
Financing costs	2,876,803	(2,876,803)	-	-	-
Interest expense - beneficial
conversion feature	28,397	18,835	47,232	-	47,232
Gain on conversion	25,000	(25,000)	-	-	-
Loss from discontinued					-
operations	-	-	-	853,965	853,965
Net Loss	(4,475,058)	2,836,924	(1,638,134)	-	(1,638,134)
Basic and Fully Diluted
Loss per Share	$(0.07)	$0.05	$(0.02)	$-	$(0.02)

SPECTRUMDNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2010, these adjustments resulted in the variances highlighted in the tables immediately above and are related to the following accounts:

•	Associated with a prepaid consulting agreement, to properly recognize consulting expenses in the first three quarters of 2010, general and administrative expenses increased by $4,703.

•
The reversal of certain stock based compensation related to the forfeiture of stock options when employees did not meet their requisite service requirements and left the Company prior to the first vesting date. In the third quarter of 2010, these reversals resulted in a decrease to salaries and wages expense of $8,659.

•	The reclassification of $265,917 related to certain stock-based compensation resulting in a decrease in Salaries and Wages and an increase in General and Administrative.

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

The contemplated business combination will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

Results of Operations

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The Company had no revenues during the quarter ended September 30, 2011, and no revenues during the comparative prior year period. Total operating expenses decreased from $183,976 for the quarter ended September 30, 2010 to $6,863 for the quarter ended September 30, 2011. The decrease in primary expenses such as salaries and wages, and general and administrative expenses was due to the discontinued operations.

There was a small gain $1,558 from discontinued operations during the quarter ended September 30, 2011 compared to a restated loss from discontinued operations ($277,006) for the quarter ended September 30, 2010. On a comparative basis the net loss decreased substantially from the quarter ended September 30, 2010 ($460,623) to the quarter ended September 30, 2011 ($6,796).

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Again, as a result of the discontinuation of operations, the Company recorded no revenues during the nine month period ended September 30, 2011, as well for the comparative prior year six month period ended September 30, 2010. General and administrative expenses were similar ($92,125 for the period ended September 30, 2011 and $104,807 for the period ended September 30, 2010). However, salaries and wages decreased significantly from $664,229 during the nine months ending September 30, 2010 to $165,955 during the comparable period ended June 30, 2011.  All product development expenses were directly related to the discontinued operations and were included in the loss from discontinued operations for both the current and comparative nine month periods ended September 30th. The Company incurred a loss from continuing operations of $263,637 during the nine months ended September 30, 2011 compared to a loss of $826,663 during the comparative prior year nine month period. The Company also sustained a loss of $442,667 from discontinued operations for the nine months ended September 30, 2011, compared to a restated comparative loss of $811,471 during the nine months ended September 30, 2010. Net loss decreased (on a restated, discontinued operational basis) from $1,638,134 for the nine month period ended September 30, 2010 to $706,304 for the same nine month period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets of $4,252 and current liabilities of $87,344 which resulted in a working capital deficiency of $83,092. During the nine month period ended September 30, 2011, the Company incurred a net cash outlay of $176,975 from operating activities, and had a net decrease in cash of $191,654 from January 1, 2011, to September 30, 2011, which resulted in a cash balance of $4,222 as of September 30, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, and September 30, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The Company did not issue any debt instruments and only issued a limited amount of equity instruments (838,000 common shares) during the nine months ended September, 30, 2011. The Company has taken steps to mitigate the risk associated with the lack of preventative measures to properly and accurately account for the recording of the non-cash aspects of these issuances. This risk has been mitigated by utilizing external financial consulting services prior to the review by our principal independent accounting firm.  Aside from these efforts, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2011, the Company issued 838,000 shares of common stock as compensation for services.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SPECTRUMDNA, INC.
(Registrant)

Dated: February 20, 2013	By:	/s/ Parrish B. Ketchmark
Parrish B. Ketchmark,
Principal Executive Officer

Dated: February 20, 2013	By:	/s/ Terrence J. Dunne
Terrence J. Dunne,
Principal Financial Officer